Form 10-K
period 2020-12-31
Marquee Raine Acquisition Corp.
filed 2021-03-26
CIK 1830180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39800

MARQUEE RAINE ACQUISITION CORP.

(Exact name of registrant as specified in its Charter)

Cayman Islands	98-1566891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 East 55th Street, 24th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 603-5500

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	MRACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	MRAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	MRACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The registrant was not a public company as of June 30, 2020, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of December 31, 2020, there were 1,605,129 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, and 9,343,750 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

MARQUEE RAINE ACQUISITION CORP.

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Marquee Raine Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted company on October 16, 2020. References to our “Sponsor” refer to Marquee Raine Acquisition Sponsor LP, a Cayman Islands exempted limited partnership. References to “The Raine Group” or “Raine” refer to The Raine Group LLC, its accounts and other affiliates. References to “Marquee” refer to Marquee Sports Holdings SPAC I, LLC, a sports, media, entertainment and hospitality company founded by the owners and management team of the Chicago Cubs (the “Cubs”) and its subsidiary and related parties. References to our “Initial Public Offering” refer to the initial public offering of Marquee Raine Acquisition Corp., which closed on December 17, 2020 (the “IPO Closing Date”). References to our “initial shareholders” refer to our Sponsor and our independent directors as of the IPO Closing Date.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and shareholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and Business Combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under , Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K and in our subsequent reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

ITEM 1.	BUSINESS

Introduction

We are a blank check company incorporated on October 16, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

On October 28, 2020, our Sponsor paid in the aggregate $25,000, or approximately $0.002 per share, to cover certain of our expenses in consideration of 10,062,500 Class B ordinary shares, par value $0.0001 per share (“Founder Shares”). On November 10, 2020, our Sponsor surrendered 718,750 Founder Shares to us for no consideration, resulting in an aggregate of 9,343,750 Founder Shares outstanding. As a result of such surrender, the per-share purchase price increased to approximately $0.003 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the issued and outstanding ordinary shares upon completion of the Initial Public Offering. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. On December 11, 2020, our Sponsor transferred 25,000 Founder Shares to each of our independent directors at their original purchase price.

On December 17, 2020, we consummated our Initial Public Offering of 37,375,000 units (the “Units”) of the Company, including the issuance of 4,875,000 Units as a result of the underwriter’s exercise in full of its over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (“Class A Ordinary Shares” and together with the Founder Shares, the “ordinary shares”) and one-fourth of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $373,750,000. Substantially concurrent with the IPO Closing Date, we completed the private sale (the “Private Placement”) of 6,316,667 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant, to our Sponsor, generating gross proceeds to us of $9,475,000. The Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the Initial Public Offering, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $373.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a non-interest bearing trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The net proceeds are not yet invested. If, in the future, the proceeds are held in an interest-bearing account, then the net proceeds may be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding any deferred underwriting commissions) at the time of the signing of the agreement to enter into the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act).

Business Strategy

Our acquisition strategy is to source, identify, acquire and, upon completion of our Business Combination, build a business in the public equity market. While we are not limited to a particular industry or geographic region, we believe the experience of our management team, Raine and Marquee will be highly complementary to a business in the high growth sectors of technology, media, and telecommunications (“TMT”), with a focus on technology, media, sports, gaming and entertainment, or in adjacent data and technology sectors, particularly a company that can benefit from our management team’s strategic, operational and financial expertise.

Our management team is also actively deploying its leading professional capabilities as we seek and evaluate new potential target business opportunities, particularly with respect to:

•	Developing relationships with private, closely-held businesses and their management teams, capital providers and advisors;

•	Identifying attractive investment opportunities;

•	Structuring acquisitions on attractive terms;

•	Negotiating complex mergers and acquisitions across a range of industries, geographies, economic and financial market conditions;

•	Raising financings in the capital markets, particularly for businesses that are transitioning from private to public equity ownership;

•	Operating businesses and developing and implementing multi-phase corporate strategies; and

•	Expanding the product offerings and geographic footprints of businesses across industries.

We believe our management team and Sponsor will be able to provide a level of support and assistance on key operational and strategic matters that is highly differentiated relative to many competing special purpose acquisition companies (“SPACs”). Operational areas where we believe our management team and Sponsor can provide meaningful incremental value-added guidance include, but are not limited to:

•	Improving business operations through the efficient allocation of human resources and prudent investment of capital at attractive ROIs;

•	Developing disciplined budgeting processes and sophisticated financial modeling projections in support of short and long-term growth objectives;

•	Conducting extensive research and analysis to validate market opportunities for existing and new products or lines of business;

•	Evaluating strategic plans to differentiate businesses from direct and indirect competitors; and

•	Developing and implementing an effective PR and investor relations strategy to maximize efficiency in communication with investors, research analysts and the media.

Our management team and Sponsor have successfully taken these actions as advisors, investors and operators of companies ranging from early-stage venture businesses to large corporate conglomerates in order to create shareholder value. We believe this track record differentiates us as potential partners in a Business Combination and is a valuable factor in distinguishing ourselves to potential target businesses.

Acquisition Criteria

Consistent with our business strategy, we have developed the following general, non-exclusive investment criteria and guidelines that we believe are important and plan to use when screening for and evaluating target businesses, although we may decide to enter into our Business Combination with a target business that does not meet these criteria and guidelines. We seek to acquire a business that:

•	Operates in the high growth sectors of TMT and is well-positioned to benefit from the broad network and strategic expertise of our management team, Board and Sponsor;

•	Has developed a proprietary brand or unique product line that provides a clear competitive moat and can access a large target addressable market opportunity;

•	Features an attractive financial profile and stable free cash flow, or has the potential to generate stable and sustainable free cash flow in the near future;

•	Is appropriately capitalized and in a strong liquidity position, or will be upon completion of the Business Combination;

•	Demonstrates clear opportunities to generate outsized returns on invested capital to support and strengthen the business’s competitive position;

•	Has a strong, seasoned executive leadership team with a distinguished track record of generating attractive returns and shareholder value; and

•

Is operating at scale and prepared to make the transition to the public markets but can benefit from the guidance and advice of our management team in developing a clear message describing the business model and investment opportunity to public investors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our Business Combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Business Combination

Nasdaq Capital Market (“Nasdaq”) rules require that our Business Combination must occur with one or more target businesses that together have a total aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriting commissions) at the time of our signing a definitive agreement in connection with our Business Combination. We refer to this as the 80% of net assets test. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. In addition, pursuant to Nasdaq rules, any Business Combination must be approved by a majority of our independent directors. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we are not permitted to effectuate our Business Combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our Business Combination could own less than a majority of our issued and outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our Sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete a Business Combination with a target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm that such a Business Combination is fair to our unaffiliated shareholders from a financial point of view.

Members of our management team may directly or indirectly own our ordinary shares and/or Private Placement Warrants following the IPO Closing Date, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our Business Combination.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis.

While The Raine Group will not have any duty to present Business Combination opportunities to us, The Raine Group may become aware of a potential transaction that may be an attractive opportunity for us, which it may or may not decide to share with us. The Raine Group is a global investment and advisory firm focused exclusively on the TMT sector. As such, The Raine Group provides a diversified range of financial services in a broad spectrum of activities, including investment banking, private placement and lending, principal investing, financial and merger and acquisition advisory services, underwriting, investment management activities, sponsoring and managing private investment funds, brokerage, trustee and similar activities on a global basis. Additionally, we may, but are not required to, engage The Raine Group for services as a financial advisor in connection with identifying and investigating potential targets for our Business Combination. Conflicts may arise from The Raine Group’s sponsorship of the Company, its provision of services both to us (including as a financial advisor) and to third-party clients, as well as from actions undertaken by The Raine Group for its own account. In performing services for other clients and also when acting for its own account, The Raine Group may take commercial steps that may have an adverse effect on us. Any of The Raine Group’s financial market activities may, individually or in the aggregate, have an adverse effect on us, and the interests of The Raine Group or its clients or counterparties may at times be adverse to ours.

Marquee and The Raine Group are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a Business Combination, and we will not consider a Business Combination with any company that has already been identified to Marquee and The Raine Group as a suitable acquisition candidate for either of Marquee or The Raine Group, unless Marquee and The Raine Group, in their sole discretion, decline such potential Business Combination or makes available to the Company a co-investment opportunity.

Marquee and The Raine Group may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed Business Combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Financial Position

With funds available for a Business Combination from the Initial Public Offering and the sale of the private placement warrants initially in the amount of $360,668,750 after payment of $13,081,250 of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Business Combination using the proceeds held in the Trust Account from our Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If a Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of purchases of Class A Ordinary Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing a Business Combination, to fund the purchase of other companies or for working capital.

We are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. Some of the members of our management team are employed by certain affiliates of Marquee and The Raine Group. Marquee and The Raine Group are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a Business Combination, and we may not be given an opportunity to consider a Business Combination with any company that has already been identified to Marquee and The Raine Group as a suitable acquisition candidate for either of Marquee or The Raine Group unless Marquee and The Raine Group, in their sole discretion, decline such potential Business Combination or makes available to the Company a co-investment opportunity.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities (which may include a specified future issuance) or incur debt in connection with such Business Combination (including from Marquee, The Raine Group or their respective affiliates). There are no prohibitions on our ability to issue securities (which may include a specified future issuance) or incur debt in connection with our Business Combination (including from Marquee, The Raine Group or their respective affiliates). We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Selection of a Target Business and Structuring of a Business Combination

The Nasdaq rules require that our Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with a Business Combination. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or from an independent accounting firm, with respect to the satisfaction of such criteria. Subject to these rules, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Business Combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our Sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our Business Combination with a target business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such a business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete a Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of a Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. If we complete our Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after a Business Combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of a Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for a Business Combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of shares of ordinary shares then outstanding (other than in a public offering);

•

any of our directors, officers or substantial security holders (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed Business Combination;

•	other time and budget constraints of the Company; and

•	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

In the event we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of a Business Combination. However, they have no current commitments, plans or intentions to engage in any such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. None of the funds in the Trust Account will be used to purchase shares in such transactions. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of warrants could be to reduce the number of warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of proxy materials in connection with our Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the Business Combination but only if such shares have not already been voted at the general meeting related to our Business Combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of Class A Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights For public shareholders Upon Completion of a Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the completion of the Business Combination divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our Business Combination with respect to our warrants. Our Sponsor, directors and each member of our management team have each entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares in connection with (i) the completion of our Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we have not completed a Business Combination within 24 months from the IPO Closing Date.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with the Company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq rules.

If we hold a shareholder vote to approve our Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our Business Combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote therein and who vote at a general meeting. In such case, our initial shareholders have agreed to vote their Founder Shares and any public shares purchased during or after the Initial Public Offering in favor of our Business Combination. As a result, in addition to our initial shareholders’ Founder Shares, we would need 14,015,625, or approximately 37.5%, of the 37,375,000 public shares sold in the Initial Public Offering to be voted in favor of a Business Combination in order to have our Business Combination approved (assuming all issued and outstanding shares are voted). We intend to give not less than 10 days nor more than 60 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Business Combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will complete our Business Combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our Sponsor, directors and each member of our management team, have each entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with (i) the completion of a Business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we have not completed a Business Combination within 24 months from the IPO Closing Date.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A Ordinary Shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of a Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” We believe this restriction discourages shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such shareholder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholder’s ability to redeem no more than 15% of the shares sold in our Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholder’s ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the shareholder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with a Business Combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the shareholder’s vote on a Business Combination, and a shareholder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the Company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of our stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to us for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the vote on the proposal to approve the Business Combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If our Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public shareholders who elected to redeem their shares. If our proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target business until 24 months after the IPO Closing Date.

Redemption of Public Shares and Liquidation if No Business Combination

Our Sponsor, officers and directors have agreed that we have only 24 months after the IPO Closing Date to complete our Business Combination. If we have not completed a Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or the Private Placement Warrants, which will expire worthless if we fail to complete our Business Combination within 24 months after the IPO Closing Date. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the completion of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor, directors and each member of our management team have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within 24 months from the IPO Closing Date. However, if our Sponsor, director or members of our management team acquire public shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Business Combination within the allotted 24-month time period.

Our Sponsor, executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the IPO Closing Date, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay our dissolution expenses), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the Initial Public Offering, the sale of the warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest earned on the funds in the Trust Account if such funds are held in an interest-bearing account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our registered independent accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriter of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entity will agree to waive any claims it may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that they will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account if less than $10.00 per share, due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes if the funds in the Trust Account are held in an interest-bearing account, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations, and we believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor is not be liable as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the Initial Public Offering and the sale of the warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and the Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our Business Combination within 24 months after the IPO Closing Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we do not complete a Business Combination within 24 months from the IPO Closing Date or (B) with respect to any other provisions relating to the rights of holders of our Class A Ordinary Shares, or (iii) if they redeem their respective shares for cash upon the completion of the Business Combination. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a Business Combination or liquidation if we have not completed a Business Combination within 24 months from the IPO Closing Date, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain provisions designed to provide certain rights and protections relating to the Initial Public Offering that will apply to us until the completion of our Business Combination. These provisions cannot be amended without a special resolution under Cayman Islands law. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been approved by either (i) the affirmative vote of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders entitled to vote and so voting at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given; or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders . Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a general meeting of the Company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders. Our initial shareholders owned, as of the IPO Closing Date, approximately 20% of our ordinary shares, and they will participate in any vote to amend our amended and restated memorandum and articles of association with the discretion to vote in any manner they choose.

Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

•

If we have not completed a Business Combination within 24 months from the IPO Closing Date, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law;

•

Prior to or in connection with our Business Combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on our Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of a Business Combination;

•

Although we do not intend to enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or our executive officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or from an independent accounting firm that such a Business Combination is fair to our unaffiliated shareholders from a financial point of view;

•

If a shareholder vote on our Business Combination is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about our Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act;

•

So long as our securities are then listed on Nasdaq, our Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting commissions held in trust) at the time of the agreement to enter into the Business Combination;

•

If our shareholders approve an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we do not complete a Business Combination within 24 months from the IPO Closing Date, we will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, subject to the limitations described herein; and

•	We will not effectuate our Business Combination with another blank check company or a similar company with nominal operations.

In addition, our amended and restated memorandum and articles of association provide that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

The Companies Law permits a company incorporated in the Cayman Islands to amend its memorandum and articles of association with the approval of a special resolution which requires the approval of the holders of at least two-thirds of such company’s issued and outstanding ordinary shares who attend and vote at a general meeting or by way of unanimous written resolution. A company’s articles of association may specify that the approval of a higher majority is required but, provided the approval of the required majority is obtained, any Cayman Islands exempted company may amend its memorandum and articles of association regardless of whether its memorandum and articles of association provides otherwise. Accordingly, although we could amend any of the provisions relating to our structure and business plan which are contained in our amended and restated memorandum and articles of association, we view all of these provisions as binding obligations to our shareholders and neither we, nor our officers or directors, will take any action to amend or waive any of these provisions unless we provide dissenting public shareholders with the opportunity to redeem their public shares.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions, including, without limitation Marquee, The Raine Group and their respective affiliates, competing for the types of businesses we intend to acquire. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our Sponsor or any of its affiliates (including Marquee, The Raine Group and their respective affiliates) may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

In addition, our Sponsor or any of its affiliates (including Marquee and The Raine Group and their respective affiliates) may make additional investments in the Company in connection with the Business Combination through a specified future issuance or otherwise, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete a Business Combination.

Employees

We currently have six executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Class A Ordinary Shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have obtained a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our Business Combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Summary of Risk Factors

These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to complete our Business Combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination;

•	actual and potential conflicts of interest relating to Marquee, The Raine Group and their respective affiliates;

•	our potential ability to obtain additional financing to complete our Business Combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the funds held in the Trust Account if such funds are held in an interest-bearing account;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance following the Initial Public Offering; or

•	the other risk and uncertainties discussed in “Risk Factors” and elsewhere in this filing.

Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange listing requirements, or if we decide to hold a shareholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our Business Combination even if holders of a majority of our public shares do not approve of the Business Combination we complete. Please refer to “Item 1. Business—Shareholders May Not Have the Ability to Approve Our Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our Board may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our Business Combination.

If we seek shareholder approval of our Business Combination, our initial shareholders have agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.

Our initial shareholders owned, on an as-converted basis, 20% of our issued and outstanding ordinary shares immediately following the completion of the Initial Public Offering. Our initial shareholders and members of our management team also may from time to time purchase Class A Ordinary Shares prior to our Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of a Business Combination, such Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. Our initial shareholders and their permitted transferees, if any, will own shares representing at least 20% of our outstanding Class A Ordinary Shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our Business Combination, the agreement by our initial shareholders and each member of our management team to vote in favor of our Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination may not be completed in the required time is increased. If our Business Combination is not completed in the required time, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete a Business Combination within 24 months after the IPO Closing Date may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete a Business Combination within 24 months from the IPO Closing Date. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete a Business Combination within 24 months after the IPO Closing Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our Business Combination within 24 months from the IPO Closing Date. We may not be able to find a suitable target business and complete a Business Combination within 24 months after the IPO Closing Date. For example, the outbreak of coronavirus (“COVID-19”) continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed a Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the completion of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

The COVID-19 pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a Business Combination, and any target business with which we ultimately complete a Business Combination.

The COVID-19 pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we complete a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, and vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the coronavirus impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by the COVID-19 or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to complete a Business Combination, or the operations of a target business with which we ultimately complete a Business Combination.

In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

If we seek shareholder approval of our Business Combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Ordinary Shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination regulations, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or warrants in such transactions.

Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of warrants could be to reduce the number of warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Part I, Item I —Permitted Purchases of Our Securities” for a description of how our initial shareholders, directors, executive officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our Business Combination. If we do not complete our Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, including, without limitation, Marquee, The Raine Group and their respective affiliates, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor or any of its affiliates (including Marquee, The Raine Group and their respective affiliates) may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we do not complete our Business Combination our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our Business Combination.

As of December 31, 2020, we had approximately $2.3 million available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for at least the next 24 months, assuming that our Business Combination is not completed during that time. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, are sufficient to allow us to operate for at least 24 months following the IPO Closing Date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify) and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our Business Combination. If we do not complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares (or less than $10.00 per share on the redemption of their shares in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify) and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any funds held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the funds held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed a Business Combination within 24 months from the IPO Closing Date, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share or (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes if the funds in the Trust Account are held in an interest-bearing account, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,001 and timely filed a Current Report on Form 8-K after the IPO Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect shareholders in blank check companies, such as Rule 419. Accordingly, shareholders are not afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable at the IPO Closing Date and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes if the funds in the Trust Account are held in an interest-bearing account, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we complete a Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds will not be invested and will be held in a non-interest bearing Trust Account. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of our Business Combination; (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we do not complete a Business Combination within 24 months from the IPO Closing Date; or (c) absent our completing a Business Combination within 24 months from the IPO Closing Date, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we do not complete our Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders (or less than $10.00 per share in certain circumstances), and our warrants will expire worthless.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments, and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for the Company. Although our management will endeavor to evaluate the risks inherent in any particular Business

Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholder who choose to remain shareholders following our Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and our strategy will be to identify, acquire and build a company in the TMT sector, we may enter into our Business Combination with a target business that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses and our strategy will be to identify, acquire and build a company in the TMT sector, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target business that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we do not complete our Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to our unaffiliated shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our Business Combination.

We may issue additional Class A Ordinary Shares or preference shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorize the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Founder Shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 462,625,000 and 40,656,250 authorized but unissued Class A Ordinary Shares (including 35,769,871 Class A Ordinary Shares subject to possible redemption) and Founder Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, shares issuable upon conversion of the Founder Shares. The Founder Shares are automatically convertible into Class A Ordinary Shares on the first business day following the completion of our Business Combination as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A Ordinary Shares upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of a Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of existing shareholders;

•	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

•

could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our Units, Class A Ordinary Shares and/or warrants; and

•	will not result in adjustment to the exercise price of our warrants.

Unlike most other similarly structured blank check companies, our initial shareholders will receive additional Class A Ordinary Shares if we issue shares to complete a Business Combination.

The Founder Shares will automatically convert into Class A Ordinary Shares on the first business day following the completion of our Business Combination at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of our issued and outstanding Ordinary Shares upon completion of the Initial Public Offering, plus (ii) the sum of (a) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or deemed issued by the Company in connection with or in relation to the completion of the Business Combination, excluding (1) any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Business Combination and (2) any Private Placement Warrants issued to our Sponsor or any of its affiliates upon conversion of working capital loans, minus (b) the number of public shares redeemed by public shareholders in connection with our Business Combination. In no event will the Founder Shares convert into Class A Ordinary Shares at a rate of less than one to one. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the Business Combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify), and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business

Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify), and our warrants will expire worthless.

We may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants provided us with approximately $360,668,750 that we may use to complete our Business Combination and pay related fees and expenses (excluding $13,081,250 of the underwriter’s deferred discount being held in the Trust Account).

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Business Combination.

We may structure our Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we would intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination might not be as successful as we anticipate.

To the extent we complete our Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. As a result, we may be able to complete our Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our Business Combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 65% of the warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we do not complete a Business Combination within 24 months from the IPO Closing Date. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds our ordinary shares who attend and vote at a general meeting of the Company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of a Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. For those companies, amendment of these provisions typically requires approval by 90% of the company’s shareholders attending and voting at a general meeting. Our amended and restated memorandum and articles of association provide that any of the provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares. Our initial shareholders and their permitted transferees, if any, currently beneficially own, on an as converted basis, 20% of our issued and outstanding Class A Ordinary Shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we do not complete a Business Combination within 24 months from the IPO Closing Date, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with each of our Sponsor, directors and each member of our management team. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our Business Combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing (including pursuant to a specified future issuance or otherwise from Marquee, The Raine Group and their respective affiliates) or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. None of Marquee, The Raine Group and their respective affiliates is obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we do not complete our Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders and not previously released to us to pay our taxes on the liquidation of our Trust Account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Business Combination. If we do not complete our Business Combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

If we have not completed a Business Combination within 24 months from the IPO Closing Date, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not completed a Business Combination within 24 months from the IPO Closing Date, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months from the IPO Closing Date before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our Business Combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our Business Combination. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the completion of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and the Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of approximately $18,292 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the completion of our Business Combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Law for us to hold annual or extraordinary meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management.

Holders of Class A Ordinary Shares will not be entitled to vote on any appointment of directors we hold prior to our Business Combination.

Prior to our Business Combination, only holders of our Founder Shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of a Business Combination, holders of a majority of our Founder Shares may remove a member of the Board for any reason. Accordingly, you may not have any say in the management of the Company prior to the completion of a Business Combination.

We are not registering the Class A Ordinary Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A Ordinary Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in our registration statement or prospectus filed in connection with the Initial Public

Offering or the financial statements contained or incorporated by reference therein are not current or correct. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a net share (cashless) basis, in which case the number of Class A Ordinary Shares that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.3611 Class A Ordinary Shares per whole warrant (subject to adjustment). However, no such warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from state registration is available. Notwithstanding the above, if our Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of warrants who exercise their warrants to do so on a “net share” (cashless) basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A Ordinary Shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of Units sold in the Initial Public Offering. In such an instance, our Sponsor and its transferees (which may include our directors and executive officers) would be able to sell the Ordinary Shares underlying their warrants while holders of our warrants would not be able to exercise their warrants and sell the underlying Ordinary Shares. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of Units sold in the Initial Public Offering. In such an instance, our Sponsor and its transferees (which may include our directors and executive officers) would be able to sell the Ordinary Shares underlying their warrants while holders of our warrants would not be able to exercise their warrants and sell the underlying Ordinary Shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A Ordinary Shares issuable upon exercise of these warrants will cause holders to receive fewer Class A Ordinary Shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A Ordinary Shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 warrants at $11.50 per share through a cashless exercise when the Class A Ordinary Shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 Class A Ordinary Shares. The holder would have received 875 Class A Ordinary Shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in the Company because the warrant holder will hold a smaller number of Class A Ordinary Shares upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the Class A Ordinary Shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our Business Combination, the warrants may become exercisable for a security other than the Class A Ordinary Shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of a Business Combination.

The grant of registration rights to our initial shareholders may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Pursuant to an agreement entered into at the IPO Closing Date, our initial shareholders and their permitted transferees can demand that we register the Class A Ordinary Shares into which Founder Shares are convertible, the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans and the Class A Ordinary Shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of such Private Placement Warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the securities owned by our initial shareholders or their permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue Business Combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. Because we have not yet executed or consummated any definitive agreements with any identified Business Combination target, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to shareholders than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders who choose to remain shareholders following our Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We may reincorporate in another jurisdiction in connection with our Business Combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our Business Combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax-transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of a Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we do not complete a Business Combination within 24 months from the IPO Closing Date or (B) with respect to any other provisions relating to the rights of our Class A Ordinary Shares, and (iii) the redemption of our public shares if we have not completed a Business Combination within 24 months from the IPO Closing Date, subject to applicable law and as further described herein. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a Business Combination or liquidation if have not completed a Business Combination within 24 months from the IPO Closing Date, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A Ordinary Shares and warrants are currently listed on Nasdaq. Although we currently meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our Business Combination. In order to continue listing our securities on Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A Ordinary Shares are a “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units and our Class A Ordinary Shares and warrants are listed on Nasdaq, our Units, Class A Ordinary Shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,001 as a result of the successful completion of the Initial Public Offering and the sale of the Private Placement Warrants and timely filed a Current Report on Form 8-K after the IPO Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect shareholders in blank check companies, such as Rule 419. Accordingly, shareholders are not afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable at the IPO Closing Date and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, we may choose to incur substantial debt (including from Marquee, The Raine Group and their respective affiliates) to complete our Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A Ordinary Shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Ordinary Shares if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of the IPO Closing Date, our initial shareholders owned, on an as-converted basis, 20% of our issued and outstanding Class A Ordinary Shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, the Founder Shares, all of which are held by our initial shareholders, will entitle the holders to elect all of our directors prior to our Business Combination. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. We may not hold an annual general meeting to appoint new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our Business Combination.

We may amend the terms of the warrants and the Private Placement Warrants in a manner that may be adverse to holders of warrants and the holders of Private Placement Warrants, respectively, with the approval by the holders of at least 65% of the then outstanding warrants, and the holders of at least 65% of the then outstanding Private Placement Warrants, respectively. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A Ordinary Shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement will provide that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but solely with respect to the terms of the warrants, any change that adversely affects the interests of the registered holders of the then outstanding warrants requires the approval by the holders of at least 65% of the then outstanding warrants and, solely with respect to the terms of the Private Placement Warrants, any change that adversely affects the interests of the registered holders of the then outstanding Private Placement Warrants requires the approval by the holders of at least 65% of the then outstanding Private Placement Warrants. Accordingly, we may amend the terms of the warrants and the Private Placement Warrants, respectively, in a manner adverse to a holder if holders of at least 65% of the then outstanding warrants and holders of at least 65% of the then outstanding Private Placement Warrants, respectively, approve of such amendment. Although our ability to amend the terms of the warrants and the Private Placement Warrants, respectively, with the consent of at least 65% of the then outstanding warrants and at least 65% of the Private Placement Warrants, respectively, is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of such warrants, convert such warrants into cash, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of such a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the exclusive forums for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with the Company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

Although we believe this provision benefits us by providing increased consistency in the application of New York law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of Class A Ordinary Shares determined based on the redemption date and the fair market value of our Class A Ordinary Shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of Class A Ordinary Shares received is capped at 0.3611 Class A Ordinary Shares per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our Business Combination.

We issued warrants to purchase 9,343,750 Class A Ordinary Shares in the Initial Public Offering and simultaneously with the closing of our Initial Public Offering, we issued Private Placement Warrants to our Sponsor to purchase 6,316,667 shares of our Class A Ordinary Shares. Our initial shareholders currently own an aggregate of 9,343,750 Founder Shares. The Founder Shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue Class A Ordinary Shares for any reason, including to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Such warrants when exercised will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete the Business Combination. Therefore, our warrants may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units in our Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A Ordinary Shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Business Combination, (iii) they may be exercised by the holders on a net share (cashless) basis and (iv) are subject to registration rights.

Because each Unit contains one-fourth of one warrant and only a whole warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-fourth of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the warrant holder. This is different from other offerings similar to ours whose Units include one Class A Ordinary Share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-fourth of the number of shares compared to Units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to complete a Business Combination.

Unlike most blank check companies, if (i) we issue additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of our Business Combination at a Newly Issued Price (as defined below) of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Business Combination on the date of the completion of our Business Combination (net of redemptions), and (iii) the Market Value (as defined below) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to complete a Business Combination with a target business.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential Business Combinations and general market or economic conditions, including as a result of the COVID-19 pandemic. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the United States federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the Board to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our Business Combination only holders of our Founder Shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we take advantage of Nasdaq’s controlled company standards, we would be exempt from various corporate governance requirements.

Nasdaq listing rules generally define a “Controlled Company” as any company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Prior to the vote on our Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. More than 50% of the Founder Shares will be held by our Sponsor. Accordingly, prior to the vote on our Business Combination, we would likely satisfy the definition of being a controlled company. As indicated herein, we do not currently intend to use the related exemptions to Nasdaq’s governance rules under the controlled company standards. However, if we were to change our intentions and take advantage of the controlled company standards, we would be exempt from various corporate governance requirements such as the requirement to have a majority of independent directors and to have a compensation committees comprised entirely of independent directors.

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our directors and executive officers have time and attention requirements for private investments and private investment funds of which affiliates of Marquee and The Raine Group are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

The Raine Group’s engagement with other entities may limit its ability to participate in certain transactions on our behalf or preclude us from taking certain actions.

We may, but are not required to, engage The Raine Group for services as a financial advisor in connection with identifying and investigating potential targets for our Business Combination, or for other services in connection with our Business Combination, such as placement agent, or financing or capital markets advisor. The Raine Group is often engaged as a financial advisor, or to provide financing, to corporations and other entities and their directors and managers in connection with the sale or acquisition of entities, their assets or their subsidiaries, or securities, and The Raine Group’s compensation in connection with these engagements may be substantial. Such third-party clients may seek for The Raine Group to act exclusively on their behalf, and The Raine Group may be precluded in many instances from participating in our Business Combination with such a target business. Additionally, for these reasons and/or for other reasons, subject to the fiduciary duties of the directors to us as a matter of Cayman Islands law, we may be precluded in many instances from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. The Raine Group may be incentivized to direct an opportunity to one of these buyers or to form a consortium with such buyers to bid for the opportunity, thereby eliminating or reducing the investment opportunity available to us.

We may engage Ricketts SPAC Investment LLC, Raine Securities LLC, or other affiliates of our Sponsor, as our financial advisor or agent on our Business Combination and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.

We may engage Ricketts SPAC Investment LLC or Raine Securities LLC, or another affiliate of our Sponsor, as a financial advisor or other advisor or agent in connection with our Business Combination and pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. Pursuant to any such engagement, the affiliate may earn its fee upon closing of the Business Combination. The payment of such fee would likely be conditioned upon the completion of the Business Combination. Therefore, our Sponsor may have additional financial interests in the completion of the Business Combination. These financial interests may influence the advice any such affiliate provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a Business Combination with any particular target.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with us after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Business Combination.

We may have a limited ability to assess the management of a prospective target business, which may increase the probability that we enter into a Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholder’s investment in us.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not have or intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by affiliates of Marquee or affiliates of The Raine Group (although there is no assurance that such officers and directors will remain associated with such entities), which may own and manage certain portfolio companies that make investments in securities or other interest of or relating to companies in industries we may target for our Business Combination. The Raine Group also which sponsors, manages and advises certain accounts that make, or may in the future make, investments in securities or other interests of or relating to companies in industries we may target for our Business Combination. Our directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we complete our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. However, we do not believe that any potential conflicts would materially affect our ability to complete our Business Combination.

In addition, our directors and officers, Marquee and The Raine Group or their respective affiliates may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with Marquee, The Raine Group, our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

In particular, affiliates of our Sponsor (including Marquee, The Raine Group or their respective affiliates) have invested, and will in the future invest, in the TMT sector. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with Marquee, The Raine Group, our Sponsor, executive officers, directors, or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described in “Item 10, Directors, Executive Officers and Corporate Governance” herein. Our directors and officers, Marquee and The Raine Group or their respective affiliates may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking a Business Combination. Such entities may compete with us for Business Combination opportunities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding the fairness to our unaffiliated shareholders from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with Marquee, The Raine Group and their respective affiliates or with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties, which may give rise to certain conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed (other than with respect to public shares acquired after the Initial Public Offering), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

Initial shareholders hold in the aggregate 9,343,750 Founder Shares, representing 20% of the total outstanding shares as of December 31, 2020. The Founder Shares will be worthless if we do not complete a Business Combination. In addition, our Sponsor holds an aggregate of 6,316,667 Private Placement Warrants that will also be worthless if we do not complete a Business Combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any Founder Shares in connection with a shareholder vote to approve a proposed Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director, and we may pay our Sponsor, officers, directors and any of their respective affiliates fees and expenses in connection with identifying, investigating and completing a Business Combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the 24-month anniversary of the IPO Closing Date approaches, which is the deadline for our completion of a Business Combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Business Combination, and if we effect such Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future Business Combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws.

Following our Business Combination, our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to complete our Business Combination and if we effect our Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following the completion of our Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the completion of our Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to complete such transaction.

We may reincorporate in another jurisdiction in connection with our Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company formed under the laws of the Cayman Islands with no operating results, and we have not commenced operations. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we do not complete our Business Combination, we will never generate any operating revenues.

Past performance of Marquee and The Raine Group, or their respective affiliates, including our management team, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Marquee, The Raine Group or their respective principals or affiliates, is presented for informational purposes only. Any past experience and performance of Marquee and The Raine Group, their affiliates or our management team is not a guarantee either that: (1) we will be able to successfully identify a suitable candidate for our Business Combination; or (2) of any results with respect to any Business Combination we may complete. You should not rely on the historical records of Marquee and The Raine Group, their affiliates or our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Marquee and The Raine Group or their respective affiliates.

Potential conflicts of interest with other businesses of Marquee and The Raine Group could negatively impact the performance of an investment in us.

There are significant potential conflicts of interest that could negatively impact our performance. A number of these potential conflicts of interest, including those that may be associated with the financial or other interests of Marquee, The Raine Group or their respective affiliates, are discussed in more detail elsewhere in this Annual Report on Form 10-K. They are not, and are not intended to be, a complete enumeration or explanation of all of the potential conflicts of interest that may arise.

Our Sponsor is an affiliate of Marquee and The Raine Group. Crane H. Kenney, our Co-Chief Executive Officer, Alexander D. Sugarman, our Executive Vice President, Jason Sondag, our Vice President, and Thomas Ricketts, our co-Chairman and Director, are currently associated with affiliates of Marquee that own and manage certain portfolio companies that make investments in securities or other interests of or relating to companies in industries we may target for our Business Combination. Accordingly, conflicts may arise from Marquee’s sponsorship of the Company and actions undertaken by Marquee or its principals for its or their own account. Such actions may have an adverse effect on us. In addition, Brett Varsov, our Co-Chief Executive Officer, Joseph Beyrouty, our Chief Financial Officer, Evan Ellsworth, our Vice President and Brandon Gardner, our co-Chairman and Director, are currently associated with The Raine Group and will not be independent of The Raine Group (although there is no assurance that any of them will remain associated with The Raine Group). The Raine Group is a global investment and advisory firm focused exclusively on the TMT sector. As such, The Raine Group provides a diversified range of financial services in a broad spectrum of activities, including investment banking, private placement and lending, principal investing, financial and merger and acquisition advisory services, underwriting, investment management activities, sponsoring and managing private investment funds, brokerage, trustee and similar activities on a global basis. Conflicts may arise from The Raine Group’s sponsorship of the Company, its provision of services both to us (including as a financial advisor) and to third-party clients, as well as from actions undertaken by The Raine Group for its own account. In performing services for other clients and also when acting for its own account, The Raine Group may take commercial steps which may have an adverse effect on us. Any of The Raine Group’s financial market activities may, individually or in the aggregate, have an adverse effect on us, and the interests of The Raine Group or its clients or counterparties may at times be adverse to ours.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of certain U.S. holders of our Class A Ordinary Shares or warrants, such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Because it is expected that the net proceeds from the Initial Public Offering will not be invested and will be held in a non-interest bearing account, which of our taxable years will be considered the start-up year for purposes of the start-up exception is subject to uncertainty. There is a possibility that our position on this matter may change depending on a number of factors, whereby we can would seek to invest the net proceeds of the Initial Public Offering, including amounts in the Trust Account, in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Accordingly, there can be no assurance with respect to our status as a PFIC for our current or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a qualified electing fund (“QEF”) election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules, including the potential unavailability of the start-up exception and the making of a protective QEF election.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the Market Value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $700.0 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our Class A Ordinary Shares held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 65 East 55th Street, 24th Floor, New York, NY 10022. The cost for our use of this space is provided free of charge from Marquee Raine Acquisition Sponsor LP for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units began trading on the Nasdaq Capital Market under the symbol “MRACU” on December 17, 2021. On February 6, 2021, the holders of our Units elected to separately trade the Class A Ordinary Shares and warrants included in the Units. Each whole warrant entitles the holder to purchase of one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated December 14, 2020 related to the Initial Public Offering which was filed with the SEC. warrants may only be exercised for a whole number of Class A Ordinary Shares and will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the IPO Closing Date. Our warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation.

(b) Holders

As of March 23, 2021, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Founder Shares and two holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our Class A Ordinary Shares or Founder Shares to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On October 28, 2020, our Sponsor purchased 10,062,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 75,000 Founder Shares to our independent directors. On November 10, 2020, our Sponsor surrendered 718,750 Founder Shares to us for no consideration, resulting in an aggregate of 9,343,750 Founder Shares outstanding. Prior to the IPO Closing Date, we completed the private sale of an aggregate of 6,316,667 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds, before expenses, of $9,475,000. The Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the Initial Public Offering, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants.

The sales of the above securities by the Company were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On December 14, 2020, our registration statement on Form S-1 (File No. 333- 250997) was declared effective by the SEC for the Initial Public Offering pursuant to which we sold an aggregate of 37,375,000 Units at an offering price to the public of $10.00 per Unit, including 4,875,000 Units as a result of the underwriter’s full exercise of its over-allotment option, generating gross proceeds of $373,750,000.

After deducting the underwriting discounts and commissions (excluding the deferred discount payable upon the consummation of our Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants was $374,750,000, of which $360,668,750 (or $10.00 per share sold in the Initial Public Offering) was placed in the Trust Account in the United States maintained by the Trustee.

Through December 31, 2020, we incurred $20.4 million for costs and expenses related to the Initial Public Offering. At the IPO Closing Date, we paid a total of $7,475,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $13,081,250 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated December 14, 2020, which was filed with the SEC.

Our Sponsor, executive officers and directors have agreed, and our amended and restated memorandum and articles of incorporation provide, that we will have 24 months from the IPO Closing Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest earned on the funds held in our Trust Account and not previously released to us to pay our taxes if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

As of December 31, 2020, $373,750,000 was held in the Trust Account, and we had approximately $2.3 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Marquee Raine Acquisition Corp.” “our,” “us” or “we” refer to Marquee Raine Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form 10-K. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K and our other filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 16, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). While we may pursue an acquisition opportunity in any business industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and accelerate a business in the high growth sectors of TMT. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

Our sponsor is Marquee Raine Acquisition Sponsor LP (“Sponsor”), a Cayman Islands exempted limited partnership and an affiliate of The Raine Group LLC and Marquee. The registration statement for our Initial Public Offering was declared effective on December 14, 2020. On December 17, 2020, we consummated the Initial Public Offering of 37,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Class A Ordinary Shares” or “public shares”), including 4,875,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $373.8 million, and incurring offering costs of approximately $20.4 million, of which approximately $13.1 million was deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,316,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $9.5 million.

Following the closing of the Initial Public Offering on December 17, 2020, an amount of $373.8 million ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”).

We will have until December 17, 2022 to consummate a Business Combination (the “Combination Period”). However, if we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining public shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from inception through December 31, 2020 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the period from October 16, 2020 (inception) through December 31, 2020, we had net loss of approximately $128,000, which consisted entirely of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $2.3 million in our operating bank account and working capital of approximately $2.0 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $128,000 from our Sponsor pursuant to a note agreement under which we could borrow up to $300,000 from our Sponsor (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2020, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet the Company’s needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

Founder Shares

On October 28, 2020, our Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 10,062,500 Founder Shares. On November 10, 2020, our Sponsor surrendered 718,750 Founder Shares to the Company for no consideration, resulting in an aggregate of 9,343,750 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. Our Sponsor agreed to forfeit up to 1,218,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 15, 2020, the underwriter fully exercised its over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (a) one year after the completion of the Business Combination and (b) upon completion of the Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the Business Combination that results in all of the shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,316,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $9.5 million. Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Our Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

Related Party Loans

On October 28, 2020, our Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. Through December 17, 2020, we borrowed approximately $128,000 under the Note. We repaid the Note in full upon closing of the Initial Public Offering.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“working capital loans”). If we complete a Business Combination, we will repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon completion of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of the date of issuance, we have had no borrowings under the working capital loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus filed in connection with the Initial Public Offering, we agreed to reimburse our Sponsor for out-of-pocket expenses through the completion of the Business Combination or the Company’s liquidation. Office space and administrative support services provided to the Company by our Sponsor will be provided to us free of charge.

In addition, executive officers and directors, or any of their respective affiliates, including Ricketts SPAC Investment LLC and Raine Securities LLC and other entities affiliated with Marquee and The Raine Group, will be reimbursed for any reasonable fees and out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account.

Commitments and Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon completion of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 15, 2020, the underwriter fully exercised its over-allotment option.

The underwriter was entitled to an underwriting discount of $0.20 per unit, or approximately $7.5 million in the aggregate, paid upon the closing of the Initial Public Offering. The underwriter also reimbursed approximately $3.0 million to the Company to cover for expenses in connection with the Initial Public Offering.

In addition, $0.35 per unit, or approximately $13.1 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 35,769,871 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,660,417 of the Company’s Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A Ordinary Shares are calculated by dividing the interest income earned on cash, cash equivalents and investments held in the Trust Account, net of amounts available to be withdrawn from the Trust Account to pay the Company’s income taxes, for the period presented, by the weighted average number of Class A Ordinary Shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B Ordinary Shares is calculated by dividing the net loss, less income attributable to Class A Ordinary Shares, by the weighted average number of Class B Ordinary Shares outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Marquee Raine Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Marquee Raine Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from October 16, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from October 16, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 25, 2021

MARQUEE RAINE ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

Assets
Current assets:
Cash	$2,266,049
Prepaid expenses	831,645

Total current assets	3,097,694
Cash held in Trust Account	373,750,000

Total Assets	$376,847,694

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$578,902
Accrued expenses	488,824

Total current liabilities	1,067,726
Deferred underwriting commissions	13,081,250

Total liabilities	14,148,976
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 35,769,871 shares subject to possible redemption at $10.00 per share	357,698,710
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,605,129 shares issued and outstanding (excluding 35,769,871 shares subject to possible redemption)	161
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,343,750 shares issued and outstanding	934
Additional paid-in capital	5,126,604
Accumulated deficit	(127,691)

Total shareholders’ equity	5,000,008

Total Liabilities and Shareholders’ Equity	$376,847,694

The accompanying notes are an integral part of these financial statements.

MARQUEE RAINE ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from October 16, 2020 (inception) through December 31, 2020

General and administrative expenses	$127,691

Net loss	$(127,691)

Weighted average Class A ordinary shares outstanding, basic and diluted	37,375,000

Basic and diluted net income per ordinary share, Class A	$—

Weighted average Class B ordinary shares outstanding, basic and diluted	8,429,688

Basic and diluted net loss per ordinary share, Class B	$(0.02)

The accompanying notes are an integral part of these financial statements.

MARQUEE RAINE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from October 16, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - October 16, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	9,343,750	934	24,066	—	25,000
Sale of units in initial public offering, gross	37,375,000	3,738	—	—	373,746,262	—	373,750,000
Offering costs, net of reimbursement from underwriters	—	—	—	—	(20,423,591)	—	(20,423,591)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	9,475,000	—	9,475,000
Shares subject to possible redemption	(35,769,871)	(3,577)	—	—	(357,695,133)	—	(357,698,710)
Net loss	—	—	—	—	—	(127,691)	(127,691)

Balance - December 31, 2020	1,605,129	$161	9,343,750	$934	$5,126,604	$(127,691)	$5,000,008

The accompanying notes are an integral part of these financial statements.

MARQUEE RAINE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from October 16, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(127,691)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Changes in operating assets and liabilities:
Prepaid expenses	(831,645)
Accounts payable	578,902
Accrued expenses	53,590

Net cash used in operating activities	(301,844)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(373,750,000)

Net cash used in investing activities	(373,750,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	127,850
Repayment of note payable to related party	(127,850)
Proceeds received from initial public offering, gross	373,750,000
Proceeds received from private placement	9,475,000
Reimbursement from underwriters	2,990,000
Offering costs paid	(9,897,107)

Net cash provided by financing activities	376,317,893

Net change in cash	2,266,049
Cash - beginning of the period	—

Cash - end of the period	$2,266,049

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$435,234
Deferred underwriting commissions	$13,081,250
Initial value of Class A ordinary shares subject to possible redemption	$357,176,340
Change in value of Class A ordinary shares subject to possible redemption	$522,370

The accompanying notes are an integral part of these financial statements.

MARQUEE RAINE ACQUSITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Marquee Raine Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on October 16, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from October 16, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. In the future, the Company may generate non-operating income in the form of interest income on cash, cash equivalents or qualifying investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Marquee Raine Acquisition Sponsor LP (the “Sponsor”), a Cayman Islands exempted limited partnership and an affiliate of The Raine Group LLC (together with its affiliates, “The Raine Group”) and Marquee Sports Holdings SPAC I, LLC (“Marquee”). The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2020. On December 17, 2020, the Company consummated its Initial Public Offering of 37,375,000 Units, including 4,875,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $373.8 million, and incurring offering costs of approximately $20.4 million, of which approximately $13.1 million was deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,316,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $9.5 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $373.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a non-interest bearing trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The net proceeds are not yet invested. If, in the future, the proceeds are held in an interest-bearing account, then the net proceeds may be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding any deferred underwriting commissions) at the time of the signing of the agreement to enter into the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act).

The Company will provide the holders of the public shares with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These public shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the completion of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any public shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the completion of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, our amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A Ordinary Shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the amended and restated memorandum and articles of association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or December 17, 2022, (the “Combination Period”) or (b) with respect to any other provision relating to shareholders’ rights or pre- Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, if such funds are held in an interest-bearing account, and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors (the “Board”), liquidate and dissolve, subject in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to its deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of December 31, 2020, the Company had cash of approximately $2.3 million outside of the Trust Account and working capital of approximately $2.0 million. The Company will use these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and Trust accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020.

As of December 31, 2020, cash held in the operating bank account was approximately $2.3 million and Cash held in the Trust Account was approximately $373.8 million.

Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, accounts payable, and accrued expenses approximate their fair values primarily due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 35,769,871 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,660,417 of the Company’s Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A Ordinary Shares are calculated by dividing the interest income earned on cash held in the Trust Account of $0, net of amounts available to be withdrawn from the Trust Account to pay the Company’s income taxes, for the period from October 16, 2020 (inception) through December 31, 2020, by the weighted average number of Class A Ordinary Shares outstanding for the period. Net loss per ordinary share, basic and diluted for Founder Shares is calculated by dividing the net loss of approximately $128,000, less income attributable to Class A Ordinary Shares of approximately $0, resulting in a net loss of approximately $128,000, by the weighted average number of Founder Shares outstanding for the period.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On December 17, 2020, the Company consummated its Initial Public Offering of 37,375,000 Units, including 4,875,000 Over-Allotment Units at $10.00 per Unit, generating gross proceeds of approximately $373.8 million, and incurring offering costs of approximately $20.4 million, of which approximately $13.1 million was deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-fourth of one redeemable warrant (each, a “Public warrant”). Each Public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On October 28, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 10,062,500 Class B Ordinary Shares, par value $0.0001, (the “Founder Shares”). On November 10, 2020, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration, resulting in an aggregate of 9,343,750 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Sponsor agreed to forfeit up to 1,218,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 15, 2020, the underwriter fully exercised its over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (a) one year after the completion of the Business Combination and (b) upon completion of the Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the Business Combination that results in all of the shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,316,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $9.5 million.

Each whole Private Placement Warrant is exercisable for one whole Class A Ordinary Share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

Related Party Loans

On October 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. Through December 17, 2020, the Company borrowed approximately $128,000 under the Note. The Company repaid the Note in full upon closing of the Initial Public Offering.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“working capital loans”). If the Company completes a Business Combination, the Company would repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon completion of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of the December 31, 2020, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

Commencing on December 14, 2020, the Company agreed to reimburse the Sponsor for out-of-pocket expenses through the completion of the Business Combination or the Company’s liquidation. Office space and administrative support services provided to the Company by the Sponsor will be provided free of charge. In addition, executive officers and directors, or any of their respective affiliates, including Ricketts SPAC Investment LLC and Raine Securities LLC and other entities affiliated with Marquee and The Raine Group, will be reimbursed for any reasonable fees and out-of-pocket expenses incurred in connection with activities on the Company’s, behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account.

NOTE 5. COMMITMENTS & CONTINGENCIES

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon completion of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 15, 2020, the underwriter fully exercised its over-allotment option.

The underwriter was entitled to an underwriting discount of $0.20 per unit, or approximately $7.5 million in the aggregate, paid upon the closing of the Initial Public Offering. The underwriter also reimbursed approximately $3.0 million to the Company to cover for expenses in connection with the Initial Public Offering.

In addition, $0.35 per unit, or approximately $13.1 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2020, there were 1,605,129 Class A Ordinary Shares issued and outstanding, excluding 35,769,871 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Founder Shares. On October 28, 2020, the Company issued 10,062,500 Founder Shares to the Sponsor. On November 10, 2020, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration, resulting in an aggregate of 9,343,750 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of the 9,343,750 Founder Shares outstanding, up to 1,218,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (See Note 4). On December 15, 2020, the underwriter fully exercised its over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

Prior to the Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Founder Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of a Business Combination, holders of a majority of the Founder Shares may remove a member of the Board for any reason. These provisions of the amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than two-thirds of the ordinary shares who attend and vote at the general meeting, which shall include the affirmative vote of a simple majority of the Founder Shares. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the Business Combination, except as required by law, holders of the Class A Ordinary Shares and Founder Shares will vote together as a single class, with each share entitling the holder to one vote.

The Founder Shares will automatically convert into Class A Ordinary Shares on the first business day following the completion of the Business Combination at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of (a) the total number of ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued by the Company in connection with or in relation to the completion of the Business Combination, excluding (1) any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Business Combination and (2) any Private Placement Warrants issued to the Sponsor or any of its affiliates upon conversion of working capital loans, minus (b) the number of Class A Ordinary Shares redeemed by public shareholders in connection with the Business Combination. In no event will the Founder Shares convert into Class A Ordinary Shares at a rate of less than one to one.

Warrants—Warrants may only be exercised for a whole number of shares. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per whole share, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company and, (i) in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to Marquee and The Raine Group or their respective affiliates, without taking into account the transfer of Founder Shares or private Placement warrants (including if such transfer is effectuated as a surrender to the Company and subsequent reissuance by to the Company) by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the completion of the Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last reported sale price of Class A Ordinary Shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Except as set forth below, none of the Private Placement Warrants will be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees.

Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A Ordinary Shares;

•

if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and

•

if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holders’ ability to cashless exercise its warrants) as the outstanding warrants, as described above.

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the volume-weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

If the Company has not completed the Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Annual Report on Form 10-K, our current directors and executive officers are as follows:

Name	Age	Title
Crane H. Kenney	57	Co-Chief Executive Officer
Brett Varsov	45	Co-Chief Executive Officer
Alexander D. Sugarman	40	Executive Vice President
Joseph Beyrouty	41	Chief Financial Officer
Evan Ellsworth	34	Vice President
Jason Sondag	38	Vice President
Thomas Ricketts	55	Co-Chairman and Director
Brandon Gardner	46	Co-Chairman and Director
Thomas Freston	75	Director
Matthew Maloney	45	Director
Assia Grazioli-Venier	40	Director

Crane H. Kenney has served as Co-Chief Executive Officer of the Company since October 2020. Mr. Kenney has been the President of Business Operations of the Cubs since 2009. Following the Ricketts family’s acquisition of the Cubs in 2009, Mr. Kenney led the organization’s talent acquisition, strategic planning and execution of the ten-year turnaround that helped transform the Cubs into one of the most valuable teams in Major League Baseball. Prior to his current role at the Cubs, Mr. Kenney was the General Counsel of Tribune Company (then the owner of the Cubs) from 1998 to 2008. Prior to joining Tribune Company, Mr. Kenney was a corporate attorney at Schiff, Hardin & Waite. Mr. Kenney has served on a variety of boards, including Marquee Sports Network, NBC Sports Chicago, The Television Food Network, MLB’s Long Term Strategic Planning Committee, Winona Capital Management (a Chicago-based private equity firm), and the University of Notre Dame Student Advisory Council.

Brett Varsov has served as Co-Chief Executive Officer of the Company since October 2020 and has spent his career in the media and technology industries. He has been a Partner and Head of M&A at Raine since January 2016, where he is responsible for the firm’s global Mergers and Acquisitions practice and works closely with all of the firm’s partners and sector heads on advisory and investing transactions across the firm’s businesses. Prior to this, he was a Managing Director at Raine from April 2012 to December 2015. At Raine, and during his career, Mr. Varsov has initiated and executed mergers and acquisitions, strategic advisory assignments, investments and financing transactions for many of the world’s leading and emerging media and technology companies. He has also worked on multiple successful SPAC transactions as an advisor to and investor in target companies that have gone public via SPAC merger. Prior to joining Raine, he was in the Technology, Media and Telecom and Mergers and Acquisitions groups at Goldman Sachs where he focused on media and technology companies and worked on public and private M&A, initial public offerings and other strategic and financial advisory transactions. Prior to this, Mr. Varsov worked in the Media and Telecom group at Citigroup within the Investment Banking division. Previously, he acted as director of business development for Digital Club Network (an early digital music venture), founded and published a regional newspaper, and worked in the marketing group of Miller Publishing. Mr. Varsov is on the board of directors of Reigning Champs, a Raine portfolio company. He has a B.A. from the University of Pennsylvania and an M.B.A. from Columbia Business School.

Alexander D. Sugarman has served as Executive Vice President of the Company since October 2020. Mr. Sugarman has served as Executive Vice President, Business Operations and Chief Strategy Officer of the Cubs since February 2018. Mr. Sugarman has been with the Cubs since 2010, serving in a variety of roles including Senior Vice President, Strategy and Development from January 2015 to June 2015 and Senior Vice President, Strategy and Ballpark Operations from June 2015 to February 2018. Prior to joining the Cubs, Mr. Sugarman served as an associate with GSP from 2006 to 2009. Prior to his time at GSP, Mr. Sugarman was a financial analyst for the National Hockey League.

Joseph Beyrouty has served as Chief Financial Officer of the Company since October 2020. He has served as the Chief Financial Officer—Management Company at Raine since July 2013. In that role, Mr. Beyrouty oversees accounting, tax and financial reporting for Raine. Prior to joining Raine, he was a Vice President at Moelis & Company Holdings LP, a global investment bank, where he was responsible for overseeing US-based accounting operations. He has also worked at FTI Consulting, providing turnaround and restructuring advice to unsecured creditor committees, Deloitte & Touche LLP, as an auditor and Value Line, Inc., as an equity research analyst. Mr. Beyrouty has a B.B.A. from Emory University and an M.S. in Accountancy from CUNY–Baruch College. He is also a Certified Public Accountant in New York.

Evan Ellsworth has served as Vice President of the Company since October 2020 and has been a Vice President at Raine since June 2020. Prior to joining Raine, Mr. Ellsworth was a member of the Real Estate, Gaming and Lodging and Financial Sponsors groups within Credit Suisse’s Investment Banking and Capital Markets division, where he worked on a variety of M&A and financing transactions across a range of industries on behalf of public and private corporate clients and financial sponsors. He began his career as an active duty officer in the United States Army. Mr. Ellsworth has a B.A. from Wheaton College and an M.B.A. from the UCLA Anderson School of Management.

Jason Sondag has served as Vice President of the Company since October 2020. Mr. Sondag has served as Vice President, Strategy and Development of the Cubs since December 2019 and is responsible for driving the strategic planning efforts for the organization, incubating new businesses, and managing external investment opportunities. Other positions Mr. Sondag has held with the Cubs include Director, Strategy and Development from January 2015 to August 2016 and Senior Director, Strategy and Development from August 2016 to December 2019. Prior to joining the Cubs, Mr. Sondag served as an Associate in the Special Situations Group at American Capital from 2007 to 2009. Prior to that he was an investment banking analyst in the financial restructuring group at Houlihan Lokey, Inc. from 2005 to 2007.

Thomas Ricketts is our co-Chairman and Director since October 2020. He has served as the Executive Chairman of the Cubs since 2009. He also serves as the Chairman of Incapital. Mr. Ricketts currently serves on the boards of Meijer, Inc., Choose Chicago, The Field Museum, The Executive’s Club of Chicago, and The Wood Family Foundation. He was also a founding Director of the Bond Dealers of America. Mr. Ricketts has also been a Director at Ameritrade and, subsequently, TD Ameritrade. Prior to starting Incapital, Mr. Ricketts worked at ABN AMRO Inc., The Chicago Corporation and Mesirow Financial. He was a market maker on the Chicago Board Options Exchange from 1988 through 1994. Mr. Ricketts business experience and experience as a director on the boards of other companies make him well-qualified to serve as a member of our Board.

Brandon Gardner is our co-Chairman and Director since October 2020. Mr. Gardner is Co-Founder and Partner of The Raine Group, and serves as the firm’s President and Chief Operating Officer. He is a member of The Raine Group’s investment committee and is active across all aspects of The Raine Group’s business, overseeing the growth of the firm from inception to over $3 billion in assets, with six offices and over 130 employees. Prior to The Raine Group, Mr. Gardner was part of the founding team and the senior operating officer of Serengeti, a multi-strategy investment advisor based in New York City with in excess of $1 billion in assets under management. During his tenure at Serengeti, Mr. Gardner was an active member of the investment team, managing sector- and strategy-specific portfolios. Prior to launching Serengeti in 2007, he was a practicing attorney at Cleary Gottlieb from 1999 to 2007. While at Cleary Gottlieb, Mr. Gardner gained significant experience in complex mergers and acquisitions and structured securities transactions and financing arrangements, representing and advising a wide variety of investment banking and corporate clients. He is on the board of directors of Foursquare, Moonbug Entertainment, Imagine, Thrill One, Reigning Champs and Olo, all portfolio companies of The Raine Group. Mr. Gardner has a B.A. from the University of Pennsylvania, a B.S. from The Wharton School and a J.D. from Columbia University, where he was a Harlan Fiske Stone Scholar. Mr. Gardner’s extensive industry experience and experience serving on the boards of several companies make him well-qualified to serve as a member of our Board.

Thomas Freston has served on our board of directors since December 14, 2020. He is a Principal of Firefly3, an investment and consultancy firm focusing on the media and entertainment industries. Mr. Freston has also been a senior advisor to Raine since 2015. He is the former Chief Executive Officer of Viacom, where he also served as Chief Operating Officer. For seventeen years, Mr. Freston was Chairman and Chief Executive Officer of MTV Networks Inc., MTV Inc., Nickelodeon International Ltd., VH1, Comedy Central and other networks. Prior to that Mr. Freston ran a textile business in Afghanistan and India. Currently, he is Board Chairman of the ONE Campaign, an advocacy organization to fight extreme poverty, and serves on the boards of DreamWorks Animation, Moby Media in Afghanistan, Vice in New York, a company in which an investment fund managed by Raine is invested, and is also a Trustee of The Asia Society. Mr. Freston’s business experience and experience as a director on the boards of other companies make him well-qualified to serve as a member of our board of directors.

Matthew Maloney has served on our board of directors since December 14, 2020. He is founder and Chief Executive Officer of Grubhub, a leading online and mobile food-ordering and delivery marketplace with the largest and most comprehensive network of restaurant partners. Under Mr. Maloney’s leadership, Grubhub has grown its active diner network to more than 27 million users who can order from more than 300,000 takeout restaurants in over 4,000 cities. He led the company through five rounds of investment funding, a 2013 merger with Seamless North American LLC and a 2014 initial public offering. Mr. Maloney currently serves as an advisory board member for The University of Chicago Booth School of Business Polsky Center for Entrepreneurship and a member of ChicagoNEXT, an organization dedicated to driving growth and opportunity in the Chicago business community. He also serves on the board of directors of the Museum of Science and Industry in Chicago. He was named one of America’s most powerful CEOs 40 and under in Forbes Magazine in 2016 and one of the top 50 business people of 2014 by Fortune Magazine. He holds a bachelor’s degree from Michigan State University and two master’s degrees, including an M.B.A., from the University of Chicago. Mr. Maloney’s business experience and experience as a director on the boards of other companies make him well-qualified to serve as a member of our board of directors.

Assia Grazioli-Venier has served on our board of directors since December 14, 2020. In 2016, Ms. Grazioli-Venier launched Muse Capital with her business partner Rachel Springate. Muse Capital is a seed-stage consumer fund investing in Future of Motherhood/Parenting, Education, Telehealth & Wellness, Gaming, Fintech, and Product-lead Communities. Prior to Muse Capital, Ms. Grazioli-Venier also served on the board of advisors of Northzone, one of Europe’s leading technology investment partnerships whose portfolio includes Spotify and iZettle, sold to PayPal in 2018. For several years an innovation investment advisor to Andrea Agnelli at LAMSE, S.p.a. Starting in 2010, Ms. Grazioli-Venier was advisor to Spotify (NYSE: SPOT) for over five years, where she was involved in global strategic initiatives and business expansion efforts, such as forging deals with Tinder, Dubset, helping to establish the Los Angeles office, as well as building out the artist services division across Europe, that contributed to Spotify’s growth and innovation. Ms. Grazioli-Venier kicked-off her career in 2004, creating and launching TV, Radio & Digital for Ministry of Sound, one of the leading dance music brands/record labels in Europe, which later sold to Warner Music. Ms. Grazioli-Venier also currently serves on the board of directors of Italy’s Juventus Football Club (JVTSF). Ms. Grazioli-Venier also serves as co-chair of AllRaise in Los Angeles, which is a non-profit organization championing diversity in the funder and founder ecosystem, and sits on the board of Impact46, a social impact advisory firm catering to family office foundations. Ms. Grazioli-Venier’s business experience and experience as a director on the boards of other companies make her well-qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our Board consists of five members. Holders of our Founder Shares will have the right to appoint all of our directors prior to completion of our Business Combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of each of our directors will expire at our second annual general meeting. We may not hold an annual general meeting until after we complete our Business Combination. Subject to any other special rights applicable to the shareholders, any vacancies on our Board may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our Board or by a majority of the holders of our Founder Shares.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board. The service of certain of our directors and officers depends in part on their continued engagement with us. See “Risk Factors—Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.”

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is generally defined under applicable Nasdaq and rules as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Thomas Freston, Matthew Maloney and Assia Grazioli-Venier qualify as “independent directors” in accordance with the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled executive sessions at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of completion of our Business Combination and our liquidation, we will reimburse an affiliate of Marquee Raine Acquisition Sponsor LP for out-of-pocket expenses. Office space and administrative support services provided to us by an affiliate of

Marquee Raine Acquisition Sponsor LP will be provided to us free of charge. In addition, our Sponsor or any of our existing executive officers and directors, or any of their respective affiliates, including Ricketts SPAC Investment LLC and Raine Securities LLC, and other entities affiliated with Marquee and The Raine Group, will be paid a finder’s fee, consulting fee or other compensation and reimbursed for any out-of-pocket expenses related to identifying investigating, negotiating and completing a Business Combination and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing a Business Combination. Other than these payments and reimbursements, no compensation of any kind will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our Business Combination.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board

Our Board has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and SEC Rule 10A promulgated under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the Board. Thomas Freston, Matthew Maloney and Assia Grazioli-Venier serve as members of our audit committee. Our Board has determined that each of Thomas Freston, Matthew Maloney and Assia Grazioli-Venier is independent under the Nasdaq listing standards and applicable SEC rules. Thomas Freston serves as the chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our Board has determined that Thomas Freston qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our Board, with the interested director or directors abstaining from such review and approval.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee

We established a compensation committee of our Board. The members of our compensation committee are Thomas Freston, Matthew Maloney and Assia Grazioli-Venier, and Matthew Maloney serves as chairman of the compensation committee.

Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors. Our Board has determined that each of Thomas Freston, Matthew Maloney and Assia Grazioli-Venier is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Co-Chief Executive Officers’ compensation, evaluating our Co-Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Co-Chief Executive Officers based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, a copy of which is filed as an exhibit to this Annual Report on 10-K. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Crane H. Kenney	Cubs(1)	Professional Sports	Principal Executive Officer

	Hickory Street Capital(2)	Investment	President

	Marquee 360	Sports	Executive Vice President

	Marquee Sports Network	Entertainment	Board of Managers

Brett Varsov	The Raine Group	Investment	Partner

	Reigning Champs	Sports	Director

Alexander D. Sugarman	Cubs(1)	Professional Sports	Executive Vice President, Business Operations and Chief Strategy Officer

	Hickory Street Capital(2)	Investment	Vice President

	Marquee 360	Entertainment	Vice President

	Marquee Sports Network	Sports	Board Observer

Joseph Beyrouty	The Raine Group	Investment	Chief Financial Officer—Management Company

Evan Ellsworth	The Raine Group	Investment	Vice President

	The International Theological Seminary	Non-Profit	Director

Jason Sondag	Cubs(1)	Professional Sports	Vice President, Strategy and Development

Thomas Ricketts	Cubs(1)	Professional Sports	Executive Chairman

	Choose Chicago	Tourism	Director

	Hickory Street Capital(2)	Investment	Executive Vice President

	Incapital	Investment	Chairman

	Marquee 360	Entertainment	President

	Marquee Sports Network	Sports	Board of Managers

	Meijer, Inc.	Supermarket	Director

	The Field Museum	Non-Profit	Director

	The Executive Club of Chicago	Non-Profit	Director

	Wood Family Foundation	Non-Profit	Director

Brandon Gardner	The Raine Group	Investment	Partner, Co-Founder, President and Chief Operating Officer

	Foursquare	Technology	Director

	Moonbug Entertainment	Media	Director

	Imagine Entertainment	Media	Director

	Thrill One	Sports	Director

	Reigning Champs	Sports	Director

	Olo	Mobile Application	Director

Thomas Freston	Firefly3	Investment	Principal

	ONE Campaign	Non-Profit	Board Chairman

	DreamWorks Animation	Media	Director

	Moby Media	Media	Director

	Vice	Media	Director

	The Asia Society	Non-Profit	Trustee

Matthew Maloney	Grubhub	Technology	Chief Executive Officer

	Chicago Booth School of Business Polsky Center for Entrepreneurship	Non-Profit	Director

	Museum of Science and Industry, Chicago	Non-Profit	Director

Assia Grazioli-Venier	Muse Capital	Investment	Partner, Co-Founder

	Juventus Football Club	Sports	Director

	AllRaise	Non-Profit	Co-Chair

	Impact46	Investment	Director

(1)	Includes Cubs and certain of its subsidiaries and other affiliates.
(2)	Includes Hickory Street Capital and certain of its subsidiaries and other affiliates.

Potential investors should also be aware of the following other potential conflicts of interest:

•

Crane H. Kenney, our Co-Chief Executive Officer, Alexander D. Sugarman, our Executive Vice President, Jason Sondag, our Vice President, and Thomas Ricketts, our co-Chairman and Director, are currently associated with affiliates of Marquee (although there is no assurance that any of them will remain associated with Marquee), which own and manage certain portfolio companies that make investments in securities or other interests of or relating to companies in industries we may target for our Business Combination. Marquee and its controlled or controlling affiliates manage proprietary capital, and make investments or raise additional funds and/or accounts in the future, including during the period in which we are seeking our Business Combination. As a result, Marquee, its affiliates, new funds or accounts or other related investment vehicles may be seeking acquisition opportunities and related financing at any time., which may result in potential conflicts of interest.

•

Brett Varsov, our Co-Chief Executive Officer, Joseph Beyrouty, our Chief Financial Officer, Evan Ellsworth, our Vice President and Brandon Gardner, our co-Chairman and Director, are currently associated with The Raine Group (although there is no assurance that any of them will remain associated with The Raine Group), which sponsors, manages and advises certain Raine interests that make, or may in the future make, investments in securities or other interests of or relating to companies or otherwise operate in industries we may target for our Business Combination. As a result, each of Mr. Varsov, Mr. Beyrouty, Mr. Ellsworth and Mr. Gardner has, and in the future may have additional, fiduciary, contractual or other obligations or duties, in addition to their obligations and duties as members of our management team, including as a result of their association with The Raine Group, which could result in potential conflicts of interest. All The Raine Group personnel are subject to firm-wide policies and procedures regarding confidential and proprietary information, information barriers, private investments, outside business activities and personal trading.

•

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses (including the activities of Marquee, The Raine Group or their respective affiliates). We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our Sponsor subscribed for Founder Shares prior to the date of this filing and purchased Private Placement Warrants in a transaction that closed simultaneously with the IPO Closing Date.

•

Our Sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with (i) the completion of our Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we have not completed a Business Combination within 24 months from the IPO Closing Date. Additionally, our Sponsor has agreed to waive its right to liquidating distributions from the Trust Account with respect to their Founder Shares if we do not complete our Business Combination within the prescribed time frame. If we do not complete our Business Combination within the prescribed time frame, the warrants will expire worthless. Except as described herein, our Sponsor and our independent directors have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our Business Combination or (B) subsequent to our Business Combination, (x) if the last reported sale price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the completion of our Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The warrants will not be transferable until 30 days following the completion of our Business Combination. Because our Sponsor and independent directors will own Founder Shares, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our Business Combination.

•

Ricketts SPAC Investment LLC and Raine Securities LLC acted as our independent financial advisors as defined under FINRA Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the IPO, for which each of Ricketts SPAC Investment LLC and Raine Securities LLC received a fee of $1,121,250, which was paid upon the closing of the Initial Public Offering. Ricketts SPAC Investment LLC and Raine Securities LLC are engaged to represent our interests only and are independent of the underwriter.

•

We may engage Marquee, The Raine Group or another affiliate of our Sponsor, as a financial or other advisor or agent in connection with our Business Combination and may pay them a customary financial advisory fee, agent fee or consulting fee in an amount that constitutes a market standard fee for comparable transactions. See “Risk Factor—We may engage Ricketts SPAC Investment LLC, Raine Securities LLC, or affiliates of our Sponsor, as our financial advisor or other advisor or agent on our Business Combinations and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice provided.”

We are not prohibited from pursuing a Business Combination with a Business Combination target that is affiliated with Marquee, The Raine Group, our Sponsor, officers, directors or existing holders, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with a Business Combination target that is affiliated with Marquee, The Raine Group, our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from an independent accounting firm that such Business Combination is fair to our unaffiliated shareholders from a financial point of view. We are not required to obtain such an opinion in any other context. Further, commencing on the date our securities are first listed on Nasdaq, we have agreed to reimburse an affiliate of Marquee Raine Acquisition Sponsor LP for out-of-pocket expenses through the completion of the Business Combination or the Company’s liquidation. Office space and administrative support services provided to us by an affiliate of Marquee Raine Acquisition Sponsor LP will be provided to us free of charge.

In addition, our Sponsor or any of its affiliates (including Marquee, The Raine Group or their respective affiliates) may make additional investments in the Company in connection with the Business Combination through a specified future issuance or otherwise, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete a Business Combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our Business Combination to our public shareholders for a vote, our initial shareholders have agreed to vote their Founder Shares, and our Sponsor and the members of our management team have agreed to vote any shares purchased during or after the offering, in favor of our Business Combination.

ITEM 11.	EXECUTIVE COMPENSATION

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of completion of our Business Combination and our liquidation, we will reimburse an affiliate of Marquee Raine Acquisition Sponsor LP for out-of-pocket expenses. Office space and administrative support services provided to us by an affiliate of Marquee Raine Acquisition Sponsor LP will be provided to us free of charge. In addition, our Sponsor or any of our existing executive officers and directors, or any of their respective affiliates, including Ricketts SPAC Investment LLC and Raine Securities LLC, and other entities affiliated with Marquee and The Raine Group, will be paid a finder’s fee, consulting fee or other compensation and reimbursed for any out-of-pocket expenses related to identifying investigating, negotiating and completing a Business Combination and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. Other than these payments and reimbursements, no compensation of any kind will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our Business Combination.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report on Form 10-K, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares of Outstanding Class A Ordinary Shares
Marquee Raine Acquisition Sponsor LP(3)	9,268,750	19.8%
Crane H. Kenney	—	*
Brett Varsov	—	*
Alexander D. Sugarman	—	*
Joseph Beyrouty	—	*
Evan Ellsworth	—	*
Jason Sondag	—	*
Thomas Ricketts	—	*
Brandon Gardner	—	*
Thomas Freston	25,000	*
Matthew Maloney	25,000	*
Assia Grazioli-Venier	25,000	*
All officers and directors as a group (11 individuals)	9,343,750	20.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 65 East 55th Street, 24th Floor New York, NY 10022.
(2)

Interests shown consist solely of Founder Shares, classified as Founder Shares. Such shares will automatically convert into Class A Ordinary Shares on the first business day following the completion of our Business Combination.

(3)

Marquee Raine Acquisition Sponsor GP Ltd. is the general partner of Marquee Raine Acquisition Sponsor LP. Raine Holdings AIV LLC is the sole member of Raine SPAC Holdings LLC, which, in turn, is the sole member of Raine RR SPAC SPV I LLC, which owns a 50% interest in each of Marquee Raine Acquisition Sponsor GP Ltd. and Marquee Raine Acquisition Sponsor LP. Ricketts SPAC Investment LLC is the manager of Marquee Sports Holdings SPAC I, LLC, which owns a 50% interest in each of Marquee Raine Acquisition Sponsor GP Ltd. and Marquee Raine Acquisition Sponsor LP. Based upon the relationships among the entities described in this footnote, such entities may be deemed to beneficially own the securities reported herein. Each of the entities described in this footnote disclaims beneficial ownership of the securities held directly or indirectly by such entities, except to the extent of their respective pecuniary interests.

Our initial shareholders beneficially own 20.0% of our issued and outstanding shares of our Class A Ordinary Shares and have the right to appoint all of our directors prior to our Business Combination. Holders of our Public Shares will not have the right to appoint any directors to our Board prior to our Business Combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the election of directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our Business Combination.

On October 28, 2020, the Sponsor paid an aggregate of $25,000, or approximately $0.002 per share, to cover certain of our expenses in consideration of 10,062,500 Founder Shares, par value $0.0001. On November 10, 2020, our Sponsor surrendered 718,750 Founder Shares to us for no consideration, resulting in an aggregate of 9,343,750 Founder Shares outstanding. On December 11, 2020, our Sponsor transferred 25,000 Founder Shares to each of our independent directors at their original purchase price. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued.

On the IPO Closing Date, we consummated our Initial Public Offering of 37,375,000 Units (which included the purchase of 4,875,000 Units subject to the underwriter’s over-allotment option) at a price of $10.00 per Unit generating gross proceeds of $373,750,000 before underwriting discounts and expenses. On the IPO Closing Date, we completed the private sale of the Private Placement Warrants.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independent” below for additional information regarding our relationships with our promoters.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On October 28, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 10,062,500 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On November 10, 2020, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration, resulting in an aggregate of 9,343,750 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Sponsor agreed to forfeit up to 1,218,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 15, 2020, the underwriter fully exercised its over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. The initial shareholders have agreed not to transfer, assign or sell any Founder Shares until 180 days after our Business Combination, (the “Founder Shares Lock-Up Period”).

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (a) one year after the completion of the Business Combination and (b) upon completion of the Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the Business Combination that results in all of the shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,316,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $9.5 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon completion of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

On October 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to the Note. This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. Through December 17, 2020, the Company borrowed approximately $128,000 under the Note. The Company had repaid the Note in full upon closing of the Initial Public Offering.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“working capital loans”). If the Company completes a Business Combination, the Company would repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon completion of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus, the Company agreed to reimburse the Sponsor for out-of-pocket expenses through the completion of the Business Combination or the Company’s liquidation. Office space and administrative support services provided to the Company by the Sponsor will be provided to us free of charge. In addition, executive officers and directors, or any of their respective affiliates, including Ricketts SPAC Investment LLC and Raine Securities LLC and other entities affiliated with Marquee and The Raine Group, will be reimbursed for any reasonable fees and out-of-pocket expenses incurred in connection with activities on the Company’s, behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Thomas Freston, Matthew Maloney and Assia Grazioli-Venier are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC during the period from October 16, 2020 (inception) to December 31, 2020 and of services rendered in connection with our Initial Public Offering, totaled $73,130.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from October 16, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from October 16, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the period from October 16, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on December 9, 2020).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

4.4	Warrant Agreement, dated December 17, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

4.5*	Description of Securities.

10.1	Promissory Note, dated October 28, 2020, issued to Marquee Raine Acquisition Sponsor LP (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

10.2	Form of Letter Agreements, dated December 17, 2020, between the Company and each of its officers and directors, and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.3	Investment Management Trust Agreement, dated December 17, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.4	Registration Rights Agreement, dated December 17, 2020, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.5	Securities Subscription Agreement, dated October 28, 2020, between the Registrant and Marquee Raine Acquisition Sponsor LP (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

10.6	Amendment No. 1 to the Securities Subscription Agreement, dated November 10, 2020, between the Registrant and Marquee Raine Acquisition Sponsor LP (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

10.7	Private Placement Warrants Purchase Agreement, dated December 14, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.8	Form of Indemnity Agreements, dated December 17, 2020, between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.9	Administrative Support Agreement, dated December 17, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.10	Form of Engagement Letter between the Registrant and Ricketts SPAC Investment LLC (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed with the SEC on December 9, 2020).

10.11	Form of Engagement Letter between the Registrant and Raine Securities LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1 filed with the SEC on December 9, 2020).

14.1	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

24.1*	Power of Attorney (Included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARQUEE RAINE ACQUISITION CORP.

Date: March 25, 2021	By:	/s/ Joseph Beyrouty
Joseph Beyrouty
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Beyroudy and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Crane H. Kenney Crane H. Kenney	Co-Chief Executive Officer (Principal Executive Officer)	March 25, 2021

/s/ Brett Varsov Brett Varsov	Co-Chief Executive Officer	March 25, 2021

/s/ Alexander D. Sugarman Alexander D. Sugarman	Executive Vice President	March 25, 2021

/s/ Joseph Beyrouty Joseph Beyrouty	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2021

/s/ Evan Ellsworth Evan Ellsworth	Vice President	March 25, 2021

/s/ Jason Sondag Jason Sondag	Vice President	March 25, 2021

/s/ Thomas Ricketts	Co-Chairman and Director	March 25, 2021
Thomas Ricketts

/s/ Brandon Gardner	Co-Chairman and Director	March 25, 2021
Brandon Gardner

/s/ Thomas Freston	Director	March 25, 2021
Thomas Freston

/s/ Matthew Maloney	Director	March 25, 2021
Matthew Maloney

/s/ Assia Grazioli-Venier	Director	March 25, 2021
Assia Grazioli-Venier