Form 10-K/A
period 2020-12-31
Marquee Raine Acquisition Corp.
filed 2021-05-13
CIK 1830180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2020

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

Registrant’s telephone number, including area code: (212) 603-5500

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant was not a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of April 30, 2021, there were 37,375,000 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, and 9,343,750 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Marquee Raine Acquisition Corp. (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures as of December 31, 2020 and for the period from October 16, 2020 (date of inception) through December 31, 2020 (the “Affected Period”). This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In light of the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

Based on management’s evaluation, the audit committee of our Board of Directors, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40. As a result, the Company is required to classify the warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period, to recognize changes in the estimated fair value of the derivative instruments from the prior period in the Company’s operating results for the current period, and to restate its financial statements accordingly.

We evaluated the impact of the above and concluded that it was potentially material from a quantitative standpoint to the financial statements included in the Original Report for the Affected Period. Consequently, we have restated these financial statements. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated.

Our audit committee, together with management, determined that the financial statements in the Affected Period should be restated to reflect the warrants issued in December 2020 as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The Company has not amended its previously filed Current Reports on Form 8-K for the Affected Period. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

In connection with the restatement, management reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. For a discussion of management’s consideration of our disclosure controls and procedures see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K/A, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and Business Combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K/A and in our subsequent reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K/A. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or reconciled to, U.S. GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

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

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Form 10-K-A, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Summary of Risk Factors

These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to complete our Business Combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination;

•	actual and potential conflicts of interest relating to Marquee, The Raine Group and their respective affiliates;

•	our potential ability to obtain additional financing to complete our Business Combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the funds held in the Trust Account if such funds are held in an interest-bearing account;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance following the Initial Public Offering;

•	our ability to develop and maintain effective internal controls over financial reporting; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this filing.

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

Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of warrants could be to reduce the number of warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Part I, Item I—Permitted Purchases of Our Securities” for a description of how our initial shareholders, directors, executive officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

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

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for the Company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K/A regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholder who choose to remain shareholders following our Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Our memorandum and articles of association authorize the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Founder Shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 462,625,000 and 40,656,250 authorized but unissued Class A Ordinary Shares (including 33,044,958 Class A Ordinary Shares subject to possible redemption) and Founder Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, shares issuable upon conversion of the Founder Shares. The Founder Shares are automatically convertible into Class A Ordinary Shares on the first business day following the completion of our Business Combination as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

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

The net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants provided us with $360,668,750 that we may use to complete our Business Combination and pay related fees and expenses (excluding $13,081,250 of the underwriter’s deferred discount being held in the Trust Account).

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

Although we have no commitments as of the date of this Annual Report on Form 10-K/A to issue any notes or other debt securities, we may choose to incur substantial debt (including from Marquee, The Raine Group and their respective affiliates) to complete our Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Our warrants are being accounted for as liabilities and are being recorded at fair value upon issuance with changes in fair value each period reported in our earnings. The changes in value of our warrants could have an adverse effect on the market price of our Class A ordinary shares, an adverse effect on our financial results and/or make it more difficult for us to consummate an initial business combination.

We are subject to complex securities laws and regulations and accounting principles and interpretations. The preparation of our financial statements requires us to interpret accounting principles and guidance and to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. We base our interpretations, estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. GAAP presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance. If one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results.

In light of the SEC Staff Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity”, the Company’s management evaluated the terms of its warrants issued in connection with its initial public offering, including the Private Placement Warrants and the public warrants, and concluded that the Company’s warrants include provisions that, based on the SEC Staff Statement, preclude the warrants from being classified as components of equity. As described in our financial statements included in Part II, Item 8, of this Annual Report on Form 10-K/A, we are accounting for these warrants as a derivative liability and are recording that liability at fair value upon issuance and are recording any subsequent changes in fair value as of the end of each period for which earnings are reported, as we determine based upon a valuation report obtained from our independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares and/or our financial results. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a derivative warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Additionally, in connection with our evaluation of the Company’s warrants in connection with the SEC Staff Statement, our management reassessed the effectiveness of its disclosure controls and procedures for the Affected Period and determined that management’s disclosure controls and procedures for such period were not effective solely with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. Further, while we are not required to evaluate and report on our system of internal controls over financial reporting until our Annual Report on Form 10-K for the year ending December 31, 2021, we have determined that our reclassification of the Company’s warrants is a material weakness in our internal controls over financial reporting. For more information on risks related to internal controls over financial reporting, see “We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner” below.

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

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020. In connection with the foregoing development and solely as a result of the restatement reported in this Form 10-K/A, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may cause us to be unable to comply with securities law or applicable Nasdaq requirements, adversely affect investor confidence in us and/or materially and adversely affect our business and operating results. Any required remediation measures may be time consuming and costly and there is no assurance that any measures taken to date or any such measures taken in the future will ultimately have the intended effects, including to avoid potential future material weaknesses.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness we identified in our internal controls over financial reporting (see above), the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this proxy statement/prospectus, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete the Business Combination.

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

There are significant potential conflicts of interest that could negatively impact our performance. A number of these potential conflicts of interest, including those that may be associated with the financial or other interests of Marquee, The Raine Group or their respective affiliates, are discussed in more detail elsewhere in this Annual Report on Form 10-K/A. They are not, and are not intended to be, a complete enumeration or explanation of all of the potential conflicts of interest that may arise.

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

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report on Form 10-K/A.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units began trading on the Nasdaq Capital Market under the symbol “MRACU” on December 17, 2021. On February 6, 2021, the holders of our Units elected to separately trade the Class A Ordinary Shares and warrants included in the Units. Each whole warrant entitles the holder to purchase of one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated December 14, 2020 related to the Initial Public Offering which was filed with the SEC. Our warrants may only be exercised for a whole number of Class A Ordinary Shares and will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the IPO Closing Date. Our warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation.

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

Through December 31, 2020, we incurred $19.5 million for costs and expenses related to the Initial Public Offering. At the IPO Closing Date, we paid a total of $7,475,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $13,081,250 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated December 14, 2020, which was filed with the SEC.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Marquee Raine Acquisition Corp. (the “Company”) for the period ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from October 16, 2020 (inception) to December 31, 2020.

On April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 17, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, the Audit Committee of the Company, following a review of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in December 2020, and in consultation with management, concluded that the Company’s previously issued financial statements for the Affected Period should no longer be relied upon.

Our accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective solely as a result of the reclassification of the Company’s warrants as derivative liabilities. For more information, see Item 9A included in this Form 10-K/A.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report on Form 10-K/A, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K/A should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form 10-K/A. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K/A and our other filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Our sponsor is Marquee Raine Acquisition Sponsor LP (“Sponsor”), a Cayman Islands exempted limited partnership and an affiliate of The Raine Group LLC and Marquee. The registration statement for our Initial Public Offering was declared effective on December 14, 2020. On December 17, 2020, we consummated the Initial Public Offering of 37,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Class A Ordinary Shares” or “public shares”), including 4,875,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $373.8 million, and incurring offering costs of approximately $19.5 million, of which approximately $13.1 million was deferred underwriting commissions.

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

For the period from October 16, 2020 (inception) through December 31, 2020, we had net loss of approximately $4.8 million, which consisted of approximately $3.8 million loss from changes in fair value of derivative warrant liabilities, transaction costs – derivative warrant liabilities of approximately $0.9 million and approximately $128,000 of general and administrative expenses.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from October 16, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $3.8 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 33,044,958 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,660,417 of the Company’s Class A Ordinary Shares in the calculation of diluted income (loss) per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 9,343,750 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 6,316,667 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement have been measured at fair value using a Monte Carlo simulation model.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Marquee Raine Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Marquee Raine Acquisition Corp. (the “Company”) as of December 31, 2020, the related statement of operations, changes in shareholders’ equity and cash flows for the period from October 16, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from October 16, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, on April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”), which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor

since 2020.

New York, New York

May 13, 2021

Marquee Raine Acquisition Corp.

BALANCE SHEET

As Restated—See Note 2

December 31, 2020

Assets
Current assets:
Cash	$2,266,049
Prepaid expenses	831,645

Total current assets	3,097,694
Cash held in Trust Account	373,750,000

Total Assets	$376,847,694

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$578,902
Accrued expenses	488,824

Total current liabilities	1,067,726
Deferred underwriting commissions	13,081,250
Derivative warrant liabilities	27,249,130

Total liabilities	41,398,106
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 33,044,958 shares subject to possible redemption at $10.00 per share	330,449,580
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,330,042 shares issued and outstanding (excluding 33,044,958 shares subject to possible redemption)	433
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,343,750 shares issued and outstanding	934
Additional paid-in capital	9,830,842
Accumulated deficit	(4,832,201)

Total shareholders’ equity	5,000,008

Total Liabilities and Shareholders’ Equity	$376,847,694

The accompanying notes are an integral part of these financial statements.

Marquee Raine Acquisition Corp.

STATEMENT OF OPERATIONS

As Restated—See Note 2

For The Period From October 16, 2020 (inception) through December 31, 2020

General and administrative expenses	$127,691

Loss from operations	(127,691)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(3,758,500)
Transaction costs—derivative warrant liabilities	(946,010)

Net loss	$(4,832,201)

Weighted average Class A ordinary shares outstanding, basic and diluted	37,375,000

Basic and diluted net income per ordinary share, Class A	$—

Weighted average Class B ordinary shares outstanding, basic and diluted	8,429,688

Basic and diluted net loss per ordinary share, Class B	$(0.57)

The accompanying notes are an integral part of these financial statements.

Marquee Raine Acquisition Corp.

STATEMENT OF CHANGE IN SHAREHOLDERS’ EQUITY

As Restated—See Note 2

For The Period From October 16, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—October 16, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	9,343,750	934	24,066	—	25,000
Sale of units in initial public offering, less fair value of public warrants	37,375,000	3,738	—	—	359,730,632	—	359,734,370
Offering costs, net of reimbursement from underwriters	—	—	—	—	(19,477,581)	—	(19,477,581)
Class A ordinary shares subject to possible redemption	(33,044,958)	(3,305)	—	—	(330,446,275)	—	(330,449,580)
Net loss	—	—	—	—	—	(4,832,201)	(4,832,201)

Balance—December 31, 2020	4,330,042	$433	9,343,750	$934	$9,830,842	$(4,832,201)	$5,000,008

The accompanying notes are an integral part of these financial statements.

Marquee Raine Acquisition Corp.

STATEMENT OF CASH FLOWS

As Restated—See Note 2

For The Period From October 16, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(4,832,201)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative warrant liabilities	3,758,500
Transaction costs—derivative warrant liabilities	946,010
Changes in operating assets and liabilities:
Prepaid expenses	(831,645)
Accounts payable	578,902
Accrued expenses	53,590

Net cash used in operating activities	(301,844)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(373,750,000)

Net cash used in investing activities	(373,750,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	127,850
Repayment of note payable to related party	(127,850)
Proceeds received from initial public offering, gross	373,750,000
Proceeds received from private placement	9,475,000
Reimbursement from underwriters	2,990,000
Offering costs paid	(9,897,107)

Net cash provided by financing activities	376,317,893

Net change in cash	2,266,049
Cash—beginning of the period	—

Cash—end of the period	$2,266,049

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$435,234
Deferred underwriting commissions	$13,081,250
Initial value of Class A ordinary shares subject to possible redemption	$333,685,710
Change in initial value of Class A ordinary shares subject to possible redemption	$(3,236,130)

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

The Company’s sponsor is Marquee Raine Acquisition Sponsor LP (the “Sponsor”), a Cayman Islands exempted limited partnership and an affiliate of The Raine Group LLC (together with its affiliates, “The Raine Group”) and Marquee Sports Holdings SPAC I, LLC (“Marquee”). The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2020. On December 17, 2020, the Company consummated its Initial Public Offering of 37,375,000 Units, including 4,875,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $373.8 million, and incurring offering costs of approximately $19.5 million, of which approximately $13.1 million was deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,316,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $9.5 million (Note 5).

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

The Company will provide the holders of the public shares with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These public shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the completion of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any public shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the completion of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the amended and restated memorandum and articles of association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or December 17, 2022, (the “Combination Period”) or (b) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to its deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Note 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCAL STATEMENTS

On April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 17, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value re-measurement.

Impact of the Restatement

The impact of the restatement on the balance sheets, statement of operations and statement of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$376,847,694	$—	$376,847,694

Liabilities and shareholders’ equity
Total current liabilities	$1,067,726	$—	$1,067,726
Deferred legal fees	—		—
Deferred underwriting commissions	13,081,250	—	13,081,250
Derivative warrant liabilities	—	27,249,130	27,249,130

Total liabilities	14,148,976	27,249,130	41,398,106
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	357,698,710	(27,249,130)	330,449,580
Shareholders’ equity
Preference shares—$0.0001 par value	—	—	—
Class A ordinary shares—$0.0001 par value	161	272	433
Class B ordinary shares—$0.0001 par value	934	—	934
Additional paid-in-capital	5,126,604	4,704,238	9,830,842
Accumulated deficit	(127,691)	(4,704,510)	(4,832,201)

Total shareholders’ equity	5,000,008	—	5,000,008

Total liabilities and shareholders’ equity	$376,847,694	$—	$376,847,694

	Period From October 16, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(127,691)	$—	$(127,691)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(3,758,500)	(3,758,500)
Transaction costs—derivative warrant liabilities	—	(946,010)	(946,010)
Net gain from investments held in Trust Account	—	—	—

Total other (expense) income	—	(4,704,510)	(4,704,510)

Net loss	$(127,691)	$(4,704,510)	$(4,832,201)

Basic and Diluted weighted-average Class A ordinary shares outstanding	37,375,000	—	37,375,000
Basic and Diluted net loss per Class A share	$—	—	$—
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,429,688	—	8,429,688
Basic and Diluted net loss per Class B share	$(0.02)	$(0.55)	$(0.57)

	Period From October 16, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(127,691)	$(4,704,510)	$(4,832,201)
Change in fair value of derivative warrant liabilities	—	3,758,500	3,758,500
Transaction costs - derivative warrant liabilities	—	946,010	946,010

In addition, the impact to the balance sheet dated December 17, 2020, filed on Form 8-K on December 23, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $23.5 million increase to the derivative warrant liabilities line item at December 17, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from December 31, 2020, and the period from October 16, 2020 (inception) through December 31, 2020 (collectively, the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) following a review of the accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation model.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.9 million is included in financing cost-derivative warrant liabilities in the statement of operations and $19.5 million is included in shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 33,044,958 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A Ordinary Shares are calculated by dividing the interest income earned on cash held in the Trust Account of $0, net of amounts available to be withdrawn from the Trust Account to pay the Company’s income taxes, for the period from October 16, 2020 (inception) through December 31, 2020, by the weighted average number of Class A Ordinary Shares outstanding for the period. Net loss per ordinary share, basic and diluted for Founder Shares is calculated by dividing the net loss of approximately $4.8 million, less income attributable to Class A Ordinary Shares of approximately $0, resulting in a net loss of approximately $4.8 million, by the weighted average number of Founder Shares outstanding for the period.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 9,343,750 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 6,316,667 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation model.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

On December 17, 2020, the Company consummated its Initial Public Offering of 37,375,000 Units, including 4,875,000 Over-Allotment Units at $10.00 per Unit, generating gross proceeds of approximately $373.8 million, and incurring offering costs of approximately $19.5 million, of which approximately $13.1 million was deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-fourth of one redeemable warrant (each, a “Public warrant”). Each Public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 5. RELATED PARTY TRANSACTIONS

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

NOTE 6. COMMITMENTS & CONTINGENCIES

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

The Company issued 9,343,750 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 6,316,667 Private Placement Warrants.

Warrants may only be exercised for a whole number of shares. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2020, there were 4,330,042 Class A Ordinary Shares issued and outstanding, excluding 33,044,958 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Founder Shares. On October 28, 2020, the Company issued 10,062,500 Founder Shares to the Sponsor. On November 10, 2020, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration, resulting in an aggregate of 9,343,750 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of the 9,343,750 Founder Shares outstanding, up to 1,218,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (See Note 5). On December 15, 2020, the underwriter fully exercised its over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

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

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	$—	$—	$27,249,130

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy in during the period from October 16, 2020 (inception) through December 31, 2020. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model at each measurement date.

For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $3.8 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants and the Public Warrants, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 17, 2020	As of December 31, 2020
Volatility	22.4%	21.7%
Stock price	$10.45	$10.40
Expected life of the options to convert	5.5	5.5
Risk-free rate	0.45%	0.43%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from October 16, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at October 16, 2020 (inception)	$—
Issuance of Public and Private Warrants	23,490,630
Change in fair value of derivative warrant liabilities	3,758,500

Derivative warrant liabilities at December 31, 2020	$27,249,130

NOTE 10. SUBSEQUENT EVENTS

On April 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MRAC Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of the Company, and Enjoy Technology Inc., a Delaware corporation. Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 26, 2021, we filed our original Annual Report on Form 10-K for the period ended December 31, 2020. Based upon their evaluation at that earlier time, our Principal Executive Officer and Principal Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in connection with the preparation of this Form 10-K/A, our management re-evaluated, with participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in this Form 10-K/A, our disclosure controls and procedures were not effective as of December 31, 2020. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies; however, in light of management’s conclusion, following a review of the warrants in connection with the SEC Staff Statement, to reclassify the Company’s warrants, our internal control over financial reporting did not result in the proper classification of the warrants issued in connection with our initial public offering, which we determined to be a material weakness.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Annual Report on Form 10-K/A, our current directors and executive officers are as follows:

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, a copy of which is filed as an exhibit to this Annual Report on 10-K/A. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

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

•

Brett Varsov, our Co-Chief Executive Officer, Joseph Beyrouty, our Chief Financial Officer, Evan Ellsworth, our Vice President and Brandon Gardner, our co-Chairman and Director, are currently associated with The Raine Group (although there is no assurance that any of them will remain associated with The Raine Group), which sponsors, manages and advises certain Raine interests that make, or may in the future make, investments in securities or other interests of or relating to companies or otherwise operate in industries we may target for our Business Combination. As a result, each of Mr. Varsov, Mr. Beyrouty, Mr. Ellsworth and Mr. Gardner has, and in the future may have additional, fiduciary, contractual or other obligations or duties, in addition to their obligations and duties as members of our management team, including as a result of their association with The Raine Group, which could result in potential conflicts of interest. All The Raine Group personnel are subject to firm-

wide policies and procedures regarding confidential and proprietary information, information barriers, private investments, outside business activities and personal trading.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report on Form 10-K/A, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K/A.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our period-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC during the period from October 16, 2020 (inception) to December 31, 2020 and of services rendered in connection with our Initial Public Offering, totaled $73,130.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our period-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from October 16, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

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

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/A:

Financial Statements: The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Form 10-K/A.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K/A.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on December 9, 2020).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

4.4	Warrant Agreement, dated December 17, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

4.5	Description of Securities (incorporated by referenced to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2021).

10.1	Promissory Note, dated October 28, 2020, issued to Marquee Raine Acquisition Sponsor LP (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

10.2	Form of Letter Agreements, dated December 17, 2020, between the Company and each of its officers and directors, and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.3	Investment Management Trust Agreement, dated December 17, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

Exhibit Number	Description

10.4	Registration Rights Agreement, dated December 17, 2020, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.5	Securities Subscription Agreement, dated October 28, 2020, between the Registrant and Marquee Raine Acquisition Sponsor LP (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

10.6	Amendment No. 1 to the Securities Subscription Agreement, dated November 10, 2020, between the Registrant and Marquee Raine Acquisition Sponsor LP (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

10.7	Private Placement Warrants Purchase Agreement, dated December 14, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.8	Form of Indemnity Agreements, dated December 17, 2020, between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.9	Administrative Support Agreement, dated December 17, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.10	Form of Engagement Letter between the Registrant and Ricketts SPAC Investment LLC (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed with the SEC on December 9, 2020).

10.11	Form of Engagement Letter between the Registrant and Raine Securities LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1 filed with the SEC on December 9, 2020).

14.1	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

24.1	Power of Attorney (incorporated by reference to the signature pages of the Company’s Annual Report on Form 10-K filed on March 26, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARQUEE RAINE ACQUISITION CORP.

Date: May 13, 2021	By:	/s/ Joseph Beyrouty
Joseph Beyrouty
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)