Form 10-Q
period 2021-03-31
Marquee Raine Acquisition Corp.
filed 2021-05-24
CIK 1830180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

MARQUEE RAINE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39800	98-1566891
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

65 East 55th Street, 24th Floor New York, NY		10022
(Address Of Principal Executive Offices)		(Zip Code)

(415) 480-1752

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 24, 2021, 37,375,000 Class A ordinary shares, par value $0.0001 per share, and 9,343,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

MARQUEE RAINE ACQUISITION CORP.

Form 10-Q

For the three months ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MARQUEE RAINE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,211,714	$2,266,049
Prepaid expenses	762,560	831,645

Total current assets	1,974,274	3,097,694
Cash held in Trust Account	373,750,000	373,750,000

Total Assets	$375,724,274	$376,847,694

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,402,060	$578,902
Accrued expenses	2,270,206	488,824

Total current liabilities	3,672,266	1,067,726
Deferred underwriting commissions	13,081,250	13,081,250
Derivative warrant liabilities	19,418,920	27,249,130

Total liabilities	36,172,436	41,398,106
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 33,455,183 and 33,044,958 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	334,551,830	330,449,580
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,919,817 and 4,330,042 shares issued and outstanding (excluding 33,455,183 and 33,044,958 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	392	433
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,343,750 shares issued and outstanding at March 31, 2021 and December 31, 2020	934	934
Additional paid-in capital	5,462,531	9,830,842
Accumulated deficit	(463,849)	(4,832,201)

Total shareholders’ equity	5,000,008	5,000,008

Total Liabilities and Shareholders’ Equity	$375,724,274	$376,847,694

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARQUEE RAINE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$3,461,858

Loss from operations	(3,461,858)
Other income
Change in fair value of derivative warrant liabilities	7,830,210

Net income	$4,368,352

Weighted average Class A Ordinary Shares outstanding, basic and diluted	37,375,000

Basic and diluted net income per ordinary share, Class A	$—

Weighted average Class B ordinary shares outstanding, basic and diluted	9,343,750

Basic and diluted net income per ordinary share, Class B	$0.47

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARQUEE RAINE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	4,330,042	$433	9,343,750	$934	$9,830,842	$(4,832,201)	$5,000,008
Offering costs	—	—	—	—	(266,102)	—	(266,102)
Class A Ordinary Shares subject to possible redemption	(410,225)	(41)	—	—	(4,102,209)	—	(4,102,250)
Net income	—	—	—	—	—	4,368,352	4,368,352

Balance - March 31, 2021 (Unaudited)	3,919,817	$392	9,343,750	$934	$5,462,531	$(463,849)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARQUEE RAINE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$4,368,352
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,830,210)
Changes in operating assets and liabilities:
Prepaid expenses	69,085
Accounts payable	823,158
Accrued expenses	1,880,514

Net cash used in operating activities	(689,101)

Cash Flows from Financing Activities:
Offering costs paid	(365,234)

Net cash used in financing activities	(365,234)

Net change in cash	(1,054,335)
Cash - beginning of the period	2,266,049

Cash - end of the period	$1,211,714

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$266,102
Change in initial value of Class A Ordinary Shares shares subject to possible redemption	$4,102,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 16, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. In the future, the Company may generate non-operating income in the form of interest income on cash, cash equivalents or qualifying investments from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Marquee Raine Acquisition Sponsor LP (the “Sponsor”), a Cayman Islands exempted limited partnership and an affiliate of The Raine Group LLC (together with its affiliates, “The Raine Group”) and Marquee Sports Holdings SPAC I, LLC (“Marquee”). The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2020. On December 17, 2020, the Company consummated its Initial Public Offering of 37,375,000 Units, including 4,875,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $373.8 million, and incurring offering costs of approximately $19.5 million, of which approximately $13.1 million was deferred underwriting commissions (Note 3).

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

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to its deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of March 31, 2021, the Company had approximately $1.2 million in its operating bank account, and working deficit of approximately $1.7 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $128,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to working capital loans (as defined in Note 4) from the Sponsor that are sufficient to fund the working capital needs of the Company for at least one year from the issuance of these financial statements.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 13, 2021 or any future period.

Emerging growth company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

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

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. The underwriter also reimbursed approximately $3.0 million to the Company to cover for expenses in connection with the Initial Public Offering.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The 9,343,750 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,316,667 Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 33,455,183 and 33,044,958 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheet.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A Ordinary Shares are calculated by dividing the interest income earned on cash, cash equivalents and investments held in the Trust Account, net of amounts available to be withdrawn from the Trust Account to pay the Company’s income taxes, for the period presented, by the weighted average number of Class A Ordinary Shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B Ordinary Shares is calculated by dividing the net income, less income attributable to Class A Ordinary Shares, by the weighted average number of Class B Ordinary Shares outstanding for the period. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

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

Note 4 — Related Party Transactions

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

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“working capital loans”). If the Company completes a Business Combination, the Company would repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon completion of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of the March 31, 2021 and December 31, 2020, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

Commencing on December 14, 2020, the Company agreed to reimburse the Sponsor for out-of-pocket expenses through the completion of the Business Combination or the Company’s liquidation. Office space and administrative support services provided to the Company by the Sponsor will be provided free of charge. In addition, executive officers and directors, or any of their respective affiliates, including Ricketts SPAC Investment LLC and Raine Securities LLC and other entities affiliated with Marquee and The Raine Group, will be reimbursed for any reasonable fees and out-of-pocket expenses incurred in connection with activities on the Company’s, behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. As of March 31, 2021, there were no amounts incurred or accrued under the terms of such agreement.

Note 5 — Commitments and Contingencies

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

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Derivative Warrant Liabilities

As of March 31, 2021 and December 31, 2020, the Company has 9,343,750 and 6,316,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Our warrants have an exercise price of $11.50 per whole share, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company and, (i) in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to Marquee and The Raine Group or their respective affiliates, without taking into account the transfer of Founder Shares or private Placement warrants (including if such transfer is effectuated as a surrender to the Company and subsequent reissuance by to the Company) by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the completion of the Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Shareholders’ Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2021, there were 3,919,817 Class A Ordinary Shares issued and outstanding, excluding 33,455,183 Class A Ordinary Shares subject to possible redemption. As of December 31, 2020, there were 4,330,402 Class A Ordinary Shares issued and outstanding, excluding 33,044,958 Class A Ordinary Shares subject to possible redemption.

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

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public	$11,586,250	$—	$—
Derivative warrant liabilities - Private	$—	$—	$7,832,670

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public	$—	$—	$16,258,130
Derivative warrant liabilities - Private	$—	$—	$10,991,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since February 2021. For the three months ended March 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $7.8 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

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

The change in the fair value of the derivative warrant liabilities classified as level 3 for the three months ended March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$27,249,130
Change in fair value of derivative warrant liabilities	(3,158,330)
Transfer of Public Warrants out of level 3	(16,258,130)

Level 3 - Derivative warrant liabilities at March 31, 2021	$7,832,670

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of March 31, 2021 and December 31, 2020:

	As of December 31, 2020	As of December 31, 2021
Volatility	21.7%	nmf
Stock price	$10.40	nmf
Expected life of the options to convert	5.5	5.5
Risk-free rate	0.43%	1.04%
Dividend yield	0.0%	0.0%

MARQUEE RAINE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Subsequent Events

On April 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MRAC Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of the Company, and Enjoy Technology Inc., a Delaware corporation. Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction.

Management has evaluated subsequent events to determine if events or transactions occurring through May 24, 2021, the date the unaudited condensed financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that, other than contained herein, all such events that would required recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 16, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Liquidity

As of March 31, 2021, we had approximately $1.2 million in our operating bank account, and working deficit of approximately $1.7 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $128,000 from our Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us the Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

We do not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that we have access to working capital loans (as defined in Note 4) from our Sponsor that are sufficient to fund us the working capital needs for at least one year from the issuance of these financial statements.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity from inception through March 31, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended March 31, 2021, we had net income of approximately $4.4 million, which consisted of approximately $3.5 million of general and administrative expenses, offset by approximately $7.8 million gain from changes in fair value of derivative warrant liabilities.

Contractual Obligations

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

Critical Accounting Policies

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

Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 33,455,183 and 33,044,958 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 15,660,417 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted for Class A Ordinary Shares are calculated by dividing the interest income earned on cash, cash equivalents and investments held in the Trust Account, net of amounts available to be withdrawn from the Trust Account to pay the Company’s income taxes, for the period presented, by the weighted average number of Class A Ordinary Shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B Ordinary Shares is calculated by dividing the net income less income attributable to Class A Ordinary Shares, by the weighted average number of Class B Ordinary Shares outstanding for the period.

At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in December 2020 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in December 2020.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the restatement in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 13, 2021, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans currently include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 13, 2021, other than as set forth below:

The proposed business combination (the “Proposed Business Combination”) based on the definitive agreement and plan of merger (“Merger Agreement”) to acquire Enjoy Technology Inc. (“Enjoy”) may not be completed or may not be completed within the timeframe, terms or in the manner currently anticipated, which could have a material adverse effect on us and our stock price.

On April 28, 2021, we entered into the Merger Agreement, pursuant to which Enjoy intends to consummate a series of transactions, following the consummation of which, Enjoy shall become our wholly-owned subsidiary upon the consummation of the Proposed Business Combination. Among other things, the transaction is subject to customary closing conditions for special purpose acquisition companies, including the receipt of any required regulatory approvals. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “Item 1. Financial Statements (Unaudited)—Notes to Unaudited Condensed Financial Statements—Note 1. Description of Organization and Business Operations” for additional information regarding the Proposed Business Combination.

There are numerous risks related to the Proposed Business Combination, including the following:

•	the risk that the conditions to closing of the Proposed Business Combination are not satisfied or waived in a timely manner and delay the closing of the Proposed Business Combination;

•

potential legal proceedings may be instituted against us in connection with the Proposed Business Combination that may delay the closing of the Proposed Business Combination, make it more costly or ultimately preclude it;

•	changes in applicable laws or regulations;

•	our ability to recognize the anticipated benefits of the Proposed Business Combination;

•	the amount of costs related to the Proposed Business Combination; or

•	the possibility that Enjoy’s business may be adversely affected by other economic, business, and/or competitive factors.

There is no assurance that the conditions to the Proposed Business Combination will be satisfied or waived in a timely manner, on the terms set forth in the Merger Agreement or at all. If the Proposed Business Combination is not completed, we would likely suffer a number of consequences that could adversely affect our stock price and financial condition, including:

•	we have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Proposed Business Combination;

•

negative reactions from the financial markets, including negative impacts in the price of our Class A ordinary shares due to the fact that current prices may reflect a market assumption that the Proposed Business Combination will be completed; and

•	our management may not have been able to take certain actions during the pendency of the Proposed Business Combination.

We may not realize the anticipated benefits of the Proposed Business Combination and if the Proposed Business Combination’s benefits do not meet the expectations of investors, shareholders or financial analysts, the market price of our securities may decline.

If the benefits of the Proposed Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. The market value of our securities at the time of the Proposed Business Combination may vary significantly from the price investors paid for our securities at the time of our Initial Public Offering, on or prior to the date the Merger Agreement was executed or the date on which our shareholders vote on the Proposed Business Combination.

Prior to the Proposed Business Combination, there has not been a public market for securities of Enjoy and the valuation ascribed to Enjoy in the Proposed Business Combination may not be indicative of the price that will prevail in the trading market following the Proposed Business Combination.

Following the Proposed Business Combination, we will be subject to all the risks facing Enjoy’s industry, business, financial condition and results of operations, which we are not able to predict and may not have accurately taken into account in connection with the Merger Agreement. The trading price of our securities following the Proposed Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition, any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities following the Proposed Business Combination may include:

•	results of operations that vary from the expectations of securities analysts and investors;

•	the public’s reaction to our press releases or other public announcements or third parties, including our filings with the SEC;

•	speculation in the press or investment community;

•	changes in general economic or market conditions or trends in Enjoy’s industry or markets;

•	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to Enjoy’s business;

•	investor perceptions or the investment opportunity associated with our Class A Ordinary Shares relative to other investment alternatives;

•	the volume of shares of our ordinary shares available for public sale; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism or responses to those events.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020. In connection with the foregoing development and solely as a result of the restatement reported in the Form 10-K/A, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

As a result of the material weakness we identified in our internal controls over financial reporting (see above), the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this filing, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete the Business Combination.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Statement noted that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain terms and provisions similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined that the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value from period to period to be reported in earnings on our statement of operations.

We have recorded our warrant liability at fair value as of the issuance of the warrants, as determined by us based upon a valuation report obtained from a third-party valuation firm. This warrant liability is subject to adjustment for changes in fair value during subsequent reporting periods, with each such change being reported as a non-cash gain or loss in our relevant statement of operations. The impact of such changes in fair value on our earnings, which may be material, may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 24, 2021	MARQUEE RAINE ACQUISITION CORP.

	By:	/s/ Crane H. Kenney
	Name:	Crane H. Kenney
	Title:	Co-Chief Executive Officer