Form 10-Q/A
period 2021-03-31
Marquee Raine Acquisition Corp.
filed 2021-05-27
CIK 1830180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

MARQUEE RAINE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Cayman Islands	001-39800	98-1566891
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

65 East 55th Street, 24th Floor

New York, NY 10022

(Address of Principal Executive Offices) (Zip Code)

(212) 603-5500

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	MRACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	MRAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	MRACW	The Nasdaq Stock Market LLC

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

Explanatory Note for Amendment No. 1:

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Marquee Raine Acquisition Corp. (the “Company”) for the period ended March 31, 2021 is filed solely to furnish the XBRL presentation not filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on May 24, 2021 (the “Original Filing”). No other changes, revisions or updates were made to the Original Filing.

Item 6.	Exhibits.

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 26, 2021	MARQUEE RAINE ACQUISITION CORP.

	By:	/s/ Joseph Beyrouty
	Name:	Joseph Beyrouty
	Title:	Chief Financial Officer