Form 10-Q
period 2021-06-30
Marquee Raine Acquisition Corp.
filed 2021-08-16
CIK 1830180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒     No   ☐
As of August 1
6
, 2021, 37,375,000 Class A ordinary shares, par value $0.0001 per share, and 9,343,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

MARQUEE RAINE ACQUISITION CORP.
Quarterly Report on Form
10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
MARQUEE

RAINE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$877,620	$2,266,049
Prepaid expenses	636,568	831,645

Total current assets	1,514,188	3,097,694
Cash held in Trust Account	373,750,000	373,750,000

Total Assets	$375,264,188	$376,847,694

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,289,351	$578,902
Accrued expenses	1,014,468	488,824

Total current liabilities	5,303,819	1,067,726
Deferred legal fees	462,409	—
Deferred underwriting commissions	13,081,250	13,081,250
Derivative warrant liabilities	20,045,330	27,249,130

Total liabilities	38,892,808	41,398,106
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 33,137,137 and 33,044,958 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	331,371,370	330,449,580
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,237,863 and 4,330,042 shares issued and outstanding (excluding 33,137,137 and 33,044,958 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	424	433
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,343,750 shares issued and outstanding at June 30, 2021 and December 31, 2020	934	934
Additional paid-in capital	8,446,652	9,830,842
Accumulated deficit	(3,448,000)	(4,832,201)

Total shareholders’ equity	5,000,010	5,000,008

Total Liabilities and Shareholders’ Equity	$375,264,188	$376,847,694

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARQUEE RAINE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2021

General and administrative expenses	$2,357,741	$5,819,599

Loss from operations	(2,357,741)	(5,819,599)
Other income / (expense)
Change in fair value of derivative warrant liabilities	(626,410)	7,203,800

Net income (loss)	$(2,984,151)	$1,384,201

Weighted average Class A ordinary shares outstanding, basic and diluted	37,375,000	37,375,000

Basic and diluted net income per ordinary share, Class A	$—	$—

Weighted average Class B ordinary shares outstanding, basic and diluted	9,343,750	9,343,750

Basic and diluted net income (loss) per ordinary share, Class B	$(0.32)	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARQUEE RAINE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	4,330,042	$433	9,343,750	$934	$9,830,842	$(4,832,201)	$5,000,008
Offering costs	—	—	—	—	(266,102)	—	(266,102)
Shares subject to possible redemption	(410,225)	(41)	—	—	(4,102,209)	—	(4,102,250)
Net income	—	—	—	—	—	4,368,352	4,368,352

Balance - March 31, 2021 (Unaudited)	3,919,817	392	9,343,750	934	5,462,531	(463,849)	5,000,008
Offering costs	—	—	—	—	(196,307)	—	(196,307)
Shares subject to possible redemption	318,046	32	—	—	3,180,428	—	3,180,460
Net loss	—	—	—	—	—	(2,984,151)	(2,984,151)

Balance - June 30, 2021 (Unaudited)	4,237,863	$424	9,343,750	$934	$8,446,652	$(3,448,000)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARQUEE RAINE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$1,384,201
Adjustment to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,203,800)
Changes in operating assets and liabilities:
Prepaid expenses	195,077
Accounts payable	3,710,449
Accrued expenses	890,878

Net cash used in operating activities	(1,023,195)

Cash Flows from Financing Activities:
Offering costs paid	(365,234)

Net cash used in financing activities	(365,234)

Net change in cash	(1,388,429)
Cash - beginning of the period	2,266,049

Cash - end of the period	$877,620

Supplemental disclosure of noncash financing activities:
Deferred legal fees	$462,409
Change in initial value of Class A ordinary shares subject to possible redemption	$921,790
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 16, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. In the future, the Company may generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Marquee Raine Acquisition Sponsor LP (the “Sponsor”), a Cayman Islands exempted limited partnership and an affiliate of The Raine Group LLC (together with its affiliates, “The Raine Group”) and Marquee Sports Holdings SPAC I, LLC (“Marquee”). The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2020. On December 17, 2020, the Company consummated its Initial Public Offering of 37,375,000 Units, including 4,875,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $373.8 million, and incurring offering costs of approximately $19.9 million, of which approximately $13.1 million was deferred underwriting commissions and $0.5 million was deferred legal fees (Note 3).
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding any deferred underwriting commissions and deferred legal fees) at the time of the signing of the agreement to enter into the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act).
The Company will provide the holders of the public shares with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions and deferred legal fees the Company will pay to the underwriter (as discussed in Note 5). These public shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the completion of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any public shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the completion of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of a Business Combination.

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to its deferred underwriting commissions and deferred legal fees (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Proposed Business

Combination
On April 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MRAC Merger Sub Corp., a wholly owned subsidiary of the Company (“Merger Sub”) and Enjoy Technology Inc. (“Enjoy”). The Merger Agreement provides that, among other things, the following transactions will occur (together with the other transactions contemplated by the Merger Agreement, including the Domestication (as defined below), (the “Proposed Business Combination”):
(i) at the closing of the Proposed Business Combination (the “Closing”), Merger Sub will merge with and into Enjoy, the separate corporate existence of Merger Sub will cease and Enjoy will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”);
(ii) as a result of the Merger, among other things, each outstanding share of common stock of Enjoy (other than shares subject to Enjoy equity awards, treasury shares and dissenting shares) will be cancelled in exchange for the right to receive a number of shares of New Enjoy Common Stock (as defined below) equal to (x) the sum of (i) the Base Purchase Price (as defined below), plus (ii) the aggregate exercise price of each outstanding option to purchase common stock of Enjoy, plus (iii) the aggregate exercise price of each outstanding warrant of Enjoy, divided by (y) the aggregate number of shares of Enjoy common stock that are outstanding on a fully diluted basis as of immediately prior to closing, determined in accordance with the terms of the Merger Agreement, divided by (z) $10.00. The “Base Purchase Price” means the sum of (a) $1,028,738,000, plus (b) 125% of the aggregate amount actually funded prior to the Closing in connection with an Excluded Financing (as defined below), up to a maximum aggregate amount equal to $60 million, plus (c) the aggregate amount actually funded prior to the Closing in connection with an Excluded Financing (to the extent in excess of the amounts set forth in clause (b) above), up to a maximum aggregate amount equal to $15 million.
The Board of Directors of the Company (the “Board”) unanimously (i) approved and declared advisable the Merger Agreement and the Business Combination and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of the Company.
The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and Enjoy, (ii) by the Company or Enjoy, if certain approvals of the Company’s shareholders, to the extent required under the Merger Agreement, are not obtained as set forth therein, (iii) by Enjoy if there is a Modification in Recommendation (as defined in the Merger Agreement), (iv) by the Company if certain approvals of the shareholders of Enjoy are not obtained within twenty-four hours after the execution and delivery of the Merger Agreement and (v) by either the Company or Enjoy in certain other circumstances set forth in the Merger Agreement, including (a) if any Governmental Authority (as defined in the Merger Agreement) shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger, (b) in the event of certain uncured breaches by the other party or (c) if the Closing has not occurred on or before October 28, 2021.
The Domestication
Prior to the Closing, the Company will effect a deregistration under Cayman Islands Companies Law and a domestication under Delaware General Corporation Law, pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”). In connection with the Domestication, the Company, as the continuing entity in the Domestication, will be renamed “Enjoy Technology, Inc.” As used herein, “New Enjoy” refers to the Company after the Domestication, including after such change of name.
In connection with the Domestication, (i) each of the Company’s then issued and outstanding Class A ordinary shares, par value $0.0001 per share (the “MRAC Class A Ordinary Shares”), will convert automatically, on a one-for-one
basis, into a share of common stock, par value $0.0001 per share of New Enjoy (after its Domestication) (the “New Enjoy Common Stock”), (ii) each of the Company’s then issued and outstanding Class B ordinary shares, par value $0.0001 per share (the “MRAC Class B Ordinary Shares”), will convert automatically, on a one-for-one
basis, into a share of New Enjoy Common Stock, (iii) each then issued and outstanding warrant will convert automatically into a warrant to acquire one share of New Enjoy Common Stock (“New Enjoy Warrant”), pursuant to the Warrant Agreement, dated December 17, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of the Company will separate and convert automatically into one share of New Enjoy Common Stock and one-fourth
of one New Enjoy Warrant.

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Subscription Agreements
On April 28, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 8 million shares of the New Enjoy Common Stock for an aggregate purchase price equal to $80 million (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement or (c) October 28, 2021.
Sponsor Agreement
On April 28, 2021, concurrently with the execution of the Merger Agreement, the Company entered into a letter agreement (the “Sponsor Agreement”) with the Sponsor pursuant to which, among other things, in connection with the Closing, the Sponsor agreed to (i) waive certain anti-dilution rights set forth in the Company’s amended and restated memorandum and articles of association that may result from the Business Combination and (ii) subject 1,121,250 shares of New Enjoy Common Stock to potential forfeiture in the event that the volume-weighted average closing price of New Enjoy Common Stock does not equal or exceed $15.00 on 20 out of any 30 consecutive trading days after consummation of the Business Combination and prior to and including the fifth (5th) anniversary of the Closing.
Going Concern
As of June 30, 2021, the Company had approximately $878,000 in its operating bank account, and working deficit of approximately $3.8 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $128,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
The Company has incurred and expects to continue to incur significant costs in pursuit of the proposed Business Combination. The Company cannot provide any assurance that financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the one year period from date that the financial statements are issued. There is no assurance that the Company’s plans to consummate the proposed Business Combination will be successful or otherwise whether a business combination will be successful during the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Summary of Significant Accounting Policies
Basis of presentation
The
accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. MRAC Merger Sub Corp. during the three and six months ended June 30, 2021 did not engage in any economic activity and is not consolidated in the accompanying unaudited and condensed financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K/A
filed by the Company with the SEC on May 13, 2021.
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
This may make comparison of the Company’s unaudited condensed financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the unaudited condensed balance sheets.

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged to shareholders’
equity upon the completion of the Initial Public Offering. The underwriter also reimbursed approximately $3.0 million to the Company to cover for expenses in connection with the Initial Public Offering.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants ha
s
 been subsequently estimated based on the listed market price of the Public Warrants.
Class A Ordinary Shares Subject to Possible Redemption
Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 33,137,137 and 33,044,958 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income

Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) per Ordinary Share
The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary share outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B ordinary share is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary share, by the weighted average number of Class B ordinary share outstanding for the periods. Class B ordinary share include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2021
Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Income from investments held in Trust Account	$—	$—
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable	$—	$—

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	37,375,000	37,375,000

Basic and diluted net income per share	$—	$—

Non-Redeemable Ordinary Shares
Numerator: Net Income (Loss) minus Net Earnings
Net income (loss)	$(2,984,151)	$1,384,201
Net income allocable to Class A ordinary shares subject to possible redemption	—	—

Non-redeemable net income (loss)	$(2,984,151)	$1,384,201

Denominator: W eighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	9,343,750	9,343,750

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.32)	$0.15

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
Note 3 — Initial Public Offering
On December 17, 2020, the Company consummated its Initial Public Offering of 37,375,000 Units, including 4,875,000 Over-Allotment Units at $10.00 per Unit, generating gross proceeds of approximately $373.8 million, and incurring offering costs of approximately $19.9 million, of which approximately $13.1 million was deferred underwriting commissions and $0.5 million was deferred legal fees.
Each Unit consists of one Class A ordinary share, and
one-fourth
of one redeemable warrant (each, a “Public warrant”). Each Public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Related Party Loans
On October 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. Through December 17, 2020, the Company borrowed approximately $128,000 under the Note. The Company repaid the Note in full upon closing of the Initial Public Offering and no longer has access to this facility.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“working capital loans”). If the Company completes a Business Combination, the Company would repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon completion of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of the June 30, 2021 and December 31, 2020, the Company had no borrowings under the working capital loans.

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
Commencing on December 14, 2020, the Company agreed to reimburse the Sponsor for out-of-pocket
expenses through the completion of the Business Combination or the Company’s liquidation. Office space and administrative support services provided to the Company by the Sponsor will be provided free of charge. In addition, executive officers and directors, or any of their respective affiliates, including Ricketts SPAC Investment LLC and Raine Securities LLC and other entities affiliated with Marquee and The Raine Group, will be reimbursed for any reasonable fees and out-of-pocket
expenses incurred in connection with activities on the Company’s, behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. As of and for the three and six months ended, June 30, 2021, there were no amounts incurred or accrued under the terms of such agreement.
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
In addition, $0.35 per unit, or approximately $13.1 million in the aggregate will be payable to the underwriter for deferred underwriting commissions and $0.01 per unit, or approximately $0.5 million in the aggregate will be payable to the attorneys for deferred legal fees. The deferred fees will become payable to the underwriter and attorneys from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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
Note 6 — Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2020, the Company has 9,343,750 and 6,316,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7 — Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2021, there were 4,237,863 Class A Ordinary Shares issued and outstanding, excluding 33,137,137 Class A Ordinary Shares subject to possible redemption. As of December 31, 2020, there were 4,330,042 Class A Ordinary Shares issued and outstanding, excluding 33,044,958 Class A Ordinary Shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Founder Shares. On October 28, 2020, the Company issued 10,062,500 Founder Shares to the Sponsor. On November 10, 2020, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration, resulting in an aggregate of 9,343,750 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of the 9,343,750 Founder Shares outstanding, up to 1,218,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (See Note 4). On December 15, 2020, the underwriter fully exercised its over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.
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

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 8 — Fair

Value

Measurements
The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public	$11,960,000	$—	$—
Derivative warrant liabilities - Private	$—	$8,085,330	$—
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public	$—	$—	$16,258,130
Derivative warrant liabilities - Private	$—	$—	$10,991,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, as the Public Warrants were separately listed and traded in the quarter ended March 31, 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of April 2021, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.
The change in the fair value of the derivative warrant liabilities, measured using level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$27,249,130
Change in fair value of derivative warrant liabilities	(3,158,330)
Transfer of Public Warrants out of level 3	(16,258,130)

Level 3 - Derivative warrant liabilities at March 31, 2021	$7,832,670
Transfer of Private Warrants out of level 3	(7,832,670)

Level 3 - Derivative warrant liabilities at June 30, 2021	$—

MARQUEE RAINE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed financial statements were issued, require potential adjustment to or disclosure in the condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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
On April 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MRAC Merger Sub Corp., a wholly owned subsidiary of the Company (“Merger Sub”) and Enjoy Technology Inc. (“Enjoy”). The Merger Agreement provides that, among other things, the following transactions will occur (together with the other transactions contemplated by the Merger Agreement, including the Domestication (as defined below), (the “Proposed Business Combination”):
(i) at the closing of the Proposed Business Combination (the “Closing”), Merger Sub will merge with and into Enjoy, the separate corporate existence of Merger Sub will cease and Enjoy will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”);
(ii) as a result of the Merger, among other things, each outstanding share of common stock of Enjoy (other than shares subject to Enjoy equity awards, treasury shares and dissenting shares) will be cancelled in exchange for the right to receive a number of shares of New Enjoy Common Stock (as defined below) equal to (x) the sum of (i) the Base Purchase Price (as defined below), plus (ii) the aggregate exercise price of each outstanding option to purchase common stock of Enjoy, plus (iii) the aggregate exercise price of each outstanding warrant of Enjoy, divided by (y) the aggregate number of shares of Enjoy common stock that are outstanding on a fully diluted basis as of immediately prior to closing, determined in accordance with the terms of the Merger Agreement, divided by (z) $10.00. The “Base Purchase Price” means the sum of (a) $1,028,738,000, plus (b) 125% of the aggregate amount actually funded prior to the Closing in connection with an Excluded Financing (as defined below), up to a maximum aggregate amount equal to $60 million, plus (c) the aggregate amount actually funded prior to the Closing in connection with an Excluded Financing (to the extent in excess of the amounts set forth in clause (b) above), up to a maximum aggregate amount equal to $15 million.
The Board of Directors of the Company (the “Board”) unanimously (i) approved and declared advisable the Merger Agreement and the Business Combination and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of the Company.
The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and Enjoy, (ii) by the Company or Enjoy, if certain approvals of the Company’s shareholders, to the extent required under the Merger Agreement, are not obtained as set forth therein, (iii) by Enjoy if there is a Modification in Recommendation (as defined in the Merger Agreement), (iv) by the Company if certain approvals of the shareholders of Enjoy are not obtained within twenty-four hours after the execution and delivery of the Merger Agreement and (v) by either the Company or Enjoy in certain other circumstances set forth in the Merger Agreement, including (a) if any Governmental Authority (as defined in the Merger Agreement) shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger, (b) in the event of certain uncured breaches by the other party or (c) if the Closing has not occurred on or before October 28, 2021.

The Domestication
Prior to the Closing, the Company will effect a deregistration under Cayman Islands Companies Law and a domestication under Delaware General Corporation Law, pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”). In connection with the Domestication, the Company, as the continuing entity in the Domestication, will be renamed “Enjoy Technology, Inc.” As used herein, “New Enjoy” refers to the Company after the Domestication, including after such change of name.
In connection with the Domestication, (i) each of the Company’s then issued and outstanding Class A ordinary shares, par value $0.0001 per share (the “MRAC Class A Ordinary Shares”), will convert automatically, on a one-for-one
basis, into a share of common stock, par value $0.0001 per share of New Enjoy (after its Domestication) (the “New Enjoy Common Stock”), (ii) each of the Company’s then issued and outstanding Class B ordinary shares, par value $0.0001 per share (the “MRAC Class B Ordinary Shares”), will convert automatically, on a one-for-one
basis, into a share of New Enjoy Common Stock, (iii) each then issued and outstanding warrant will convert automatically into a warrant to acquire one share of New Enjoy Common Stock (“New Enjoy Warrant”), pursuant to the Warrant Agreement, dated December 17, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of the Company will separate and convert automatically into one share of New Enjoy Common Stock and one-fourth
of one New Enjoy Warrant.
Subscription Agreements
On April 28, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 8 million shares of the New Enjoy Common Stock for an aggregate purchase price equal to $80 million (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement or (c) October 28, 2021.
Sponsor Agreement
On April 28, 2021, concurrently with the execution of the Merger Agreement, the Company entered into a letter agreement (the “Sponsor Agreement”) with the Sponsor pursuant to which, among other things, in connection with the Closing, the Sponsor agreed to (i) waive certain anti-dilution rights set forth in the Company’s amended and restated memorandum and articles of association that may result from the Business Combination and (ii) subject 1,121,250 shares of New Enjoy Common Stock to potential forfeiture in the event that the volume-weighted average closing price of New Enjoy Common Stock does not equal or exceed $15.00 on 20 out of any 30 consecutive trading days after consummation of the Business Combination and prior to and including the fifth (5th) anniversary of the Closing.
Going Concern
As of June 30, 2021, we had approximately $878,000 in our operating bank account, and working deficit of approximately $3.8 million.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $128,000 from our Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us the Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
We have incurred and expect to continue to incur significant costs in pursuit of the proposed Business Combination. We cannot provide any assurance that financing will be available to it on commercially acceptable terms, if at all. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity. These conditions raise substantial doubt about our ability to continue as a going concern for the one year period from date that the financial statements are issued. There is no assurance that our plans to consummate the proposed Business Combination will be successful or otherwise whether a business combination will be successful during the Combination Period. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
Our entire activity from inception through June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.
For the three months ended June 30, 2021, we had a net loss of approximately $3.0 million, which consisted of approximately $2.4 million of general and administrative expenses, and a loss of approximately $626,000 from changes in fair value of derivative warrant liabilities.
For the six months ended June 30, 2021, we had net income of approximately $1.4 million, which consisted of a gain of approximately $7.2 million gain from changes in fair value of derivative warrant liabilities, which was partially offset by approximately $5.8 million of general and administrative expenses.
Contractual Obligations
Proposed Business Combination
See discussion of obligations under agreements relating to the Proposed Business Combination above under “Proposed Business Combination.”
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
In addition, $0.35 per unit, or approximately $13.1 million in the aggregate will be payable to the underwriter for deferred underwriting commissions and $0.01 per unit, or approximately $0.5 million in the aggregate will be payable to the attorneys for deferred legal fees. The deferred fees will become payable to the underwriter and attorneys from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.    The fair value of the Private Placement Warrants has been subsequently estimated based on the listed market price of the Public Warrants.
Class A Ordinary Shares Subject to Possible Redemption
Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 33,137,137 and 33,044,958 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.
Net Income (Loss) per Ordinary Shares
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
Our unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. Net income (loss) per ordinary share, basic and diluted for Class A Ordinary Shares are calculated by dividing the interest income earned on cash, cash equivalents and investments held in the Trust Account, net of amounts available to be withdrawn from the Trust Account to pay the Company’s income taxes, for the period presented, by the weighted average number of Class A Ordinary Shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B Ordinary Shares is calculated by dividing the net income less income attributable to Class A Ordinary Shares, by the weighted average number of Class B Ordinary Shares outstanding for the period.
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
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls for the prior quarterly period ended March 31, 2021 described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.
Prior to the filing of our Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020 filed on Mary 13, 2021, our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in December 2020 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in December 2020.

Changes in Internal Control over Financial Reporting
In light of the restatement in the Company’s Annual Report on Form
10-K/A
filed with the SEC on May 13, 2021, we have sought to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, which includes providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As of June 30, 2021, this has not been fully remediated.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and 15d(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.
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
The SEC Statement noted that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain terms and provisions similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined that the warrants should be classified as derivative liabilities measured at fair value on our balance sheets, with any changes in fair value from period to period to be reported in earnings on our statements of operations.
We have recorded our warrant liability at fair value as of the issuance of the warrants, as determined by us based upon a valuation report obtained from a third-party valuation firm. This warrant liability is subject to adjustment for changes in fair value during subsequent reporting periods, with each such change being reported as a non-cash
gain or loss in our relevant statements of operations. The impact of such changes in fair value on our earnings, which may be material, may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of April 28, 2021 by and among Marquee Raine Acquisition Corp., MRAC Merger Sub Corp. and Enjoy Technology Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.1	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.2	Sponsor Agreement, dated as of April 28, 2021, by and among Marquee Raine Acquisition Corp. and Marquee Raine Acquisition Sponsor LP (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2021).

31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 16, 2021	MARQUEE RAINE ACQUISITION CORP.

	By:	/s/ Crane H. Kenney
	Name:	Crane H. Kenney
	Title:	Co-Chief Executive Officer