Form 10-Q
period 2021-09-30
ENJOY TECHNOLOGY, INC./DE
filed 2021-11-12
CIK 1830180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number 001-39800

ENJOY TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-1566891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 Hillview Ave Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)
(888)
463-6569
(Registrant’s telephone number, including area code)
N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.0001 par value per share	ENJY	The Nasdaq Stock Market LLC
Warrants to purchase common stock	ENJYW	The Nasdaq Stock Market LLC
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, par value $0.0001 per share outstanding was 119,171,866, as of October 15, 2021.

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
Quarterly Report on Form
10-Q

EXPLANATORY NOTE
On October 15, 2021, subsequent to the fiscal quarter ended September 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, Marquee Raine Acquisition Corp. (now known as Enjoy Technology, Inc.), a Delaware corporation that is our predecessor, consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated as of April 28, 2021 and amended on July 23, 2021 and September 13, 2021 (the “Merger Agreement”), by and among Marquee Raine Acquisition Corp., MRAC Merger Sub Corp. and Enjoy Technology Operating Corp. (f/k/a Enjoy Technology Inc.). Pursuant to the Merger Agreement, following the approval by the Company’s stockholders on October 13, 2021, the Business Combination was consummated.
Unless stated otherwise, this Quarterly Report contains information about the Company before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to Marquee Raine Acquisition Corp. and its consolidated subsidiaries before the consummation of the Business Combination and to Enjoy Technology, Inc. and its consolidated subsidiaries after the Business Combination, as the context suggests.
Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$833,608	$2,266,049
Prepaid expenses	514,151	831,645

Total current assets	1,347,759	3,097,694
Cash held in Trust Account	373,750,000	373,750,000

Total Assets	$375,097,759	$376,847,694

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$7,498,600	$578,902
Accrued expenses	87,181	488,824

Total current liabilities	7,585,781	1,067,726
Deferred legal fees	462,409	—
Deferred underwriting commissions	13,081,250	13,081,250
Derivative warrant liabilities	20,984,960	27,249,130

Total liabilities	42,114,400	41,398,106
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 37,375,000 and 37,375,000 shares at $10.00 per share at September 30, 2021 and December 31, 2020	373,750,000	373,750,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized and none outstanding except shares subject to redemption at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,343,750 shares issued and outstanding at September 30, 2021 and December 31, 2020	934	934
Accumulated deficit	(40,767,575)	(38,301,346)

Total shareholders’ deficit	(40,766,641)	(38,300,412)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$375,097,759	$376,847,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2021
General and administrative expenses	$2,448,391	$8,267,990

Loss from operations	(2,448,391)	(8,267,990)
Other expenses
Change in fair value of derivative warrant liabilities	(939,630)	6,264,170

Net loss	$(3,388,021)	$(2,003,820)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	37,375,000	37,375,000

Basic and diluted net loss per share, Class A ordinary shares	$(0.07)	$(0.04)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	9,343,750	9,343,750

Basic and diluted net loss per share, Class B ordinary shares	$(0.07)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	9,343,750	$934	$—	$(38,301,346)	$(38,300,412)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(266,102)	(266,102)
Net income	—	—	—	—	—	4,368,352	4,368,352

Balance - March 31, 2021 (Unaudited)	—	—	9,343,750	934	—	(34,199,096)	(34,198,162)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(196,307)	(196,307)
Net loss	—	—	—	—	—	(2,984,151)	(2,984,151)

Balance - June 30, 2021 (Unaudited)	—	—	9,343,750	934	—	(37,379,554)	(37,378,620)
Net loss	—	—	—	—	—	(3,388,021)	(3,388,021)

Balance - September 30, 2021 (Unaudited)	—	$—	9,343,750	$934	$—	$(40,767,575)	$(40,766,641)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(2,003,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,264,170)
Changes in operating assets and liabilities:
Prepaid expenses	317,494
Accounts payable	6,919,698
Accrued expenses	(36,409)

Net cash used in operating activities	(1,067,207)

Cash Flows from Financing Activities:
Offering costs paid	(365,234)

Net cash used in financing activities	(365,234)

Net change in cash	(1,432,441)
Cash - beginning of the period	2,266,049

Cash - end of the period	$833,608

Supplemental disclosure of noncash financing activities:
Deferred legal fees	$462,409
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Enjoy Technology, Inc. (the “Company”), formally known as Marquee Raine Acquisition Corp. (see “Merger Agreement” below), was incorporated as a Cayman Islands exempted company on October 16, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risk
s
 associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 16, 2020 (inception) through September 30, 2021 relates to the Company’s formation
,
the initial public offering (the “Initial Public Offering”) described below and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. In the future, the Company may generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
As of September 30, 2021, the
net proceeds
w
e
r
e
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
promulgated under the Investment Company Act which invest in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
The Company will provide the holders of the public shares with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions and deferred legal fees the Company will pay to the underwriter (as discussed in Note 5). These public shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the completion of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the
Securities and Exchange Commission (the “
SEC
”)
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
The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to its deferred underwriting commissions and deferred legal fees (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Comp
a
ny waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Merger Agreement
On April 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MRAC Merger Sub Corp., a wholly owned subsidiary of the Company (“Merger Sub”) and Enjoy Technology Operating Corp. (f/k/a Enjoy Technology Inc.), a Delaware corporation (“Legacy Enjoy”). The Merger Agreement was subsequently amended on July 23, 2021 and September 13, 2021 and the domestication transactions contemplated by the Merger Agreement were completed on October 14, 2021. As such, the Company, filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary acc
o
mpanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the Company was domesticated and continues as a Delaware corporation, changing its name to “Enjoy Technology, Inc.” (the “Domestication”). After the Domestication, the Company is referred to as “New Enjoy.”
As a result of and upon the effective time of the Domestication, among other things, (1) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of the Company (the “MRAC Class A Ordinary Shares”), converted automatically, on a one-for-one
basis, into a share of common stock, par value $0.0001 per share, of New Enjoy (the “New Enjoy Common Stock”); (2) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company (the “MRAC Class B Ordinary Shares”) converted automatically, on a one-for-one
basis, into a share of New Enjoy Common Stock; (3) each then issued and outstanding warrant of the Company (the “MRAC Warrants”) converted automatically into a warrant to acquire one share of New Enjoy Common Stock (the “New Enjoy Warrants”) pursuant to the Warrant Agreement, dated December 17, 2020, between the Company and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent; and (4) each then issued and outstanding unit of the Company (the “MRAC Units”) was separated and converted automatically into one share of New Enjoy Common Stock and one-fourth
of one New Enjoy Warrant. No fractional shares were issued upon exercise of the New Enjoy Warrants.
On October 15, 2021 (the “Closing Date”), as contemplated by the Merger Agreement, New Enjoy consummated the merger transaction contemplated by the Merger Agreement, following approval at an extraordinary general meeting of the shareholders of the Company held on October 13, 2021 (the “Special Meeting”), whereby Merger Sub merged with and into Legacy Enjoy, the separate corporate existence of Merger Sub ceasing and Legacy Enjoy being the surviving corporation and a wholly owned subsidiary of New Enjoy (the “Merger” and, together with the Domestication, the “Business Combination”).
Immediately prior to the effective time of the Merger, (1) each share of Legacy Enjoy’s (a) Series A preferred stock, par value $0.00001 per share, (b) Series B preferred stock, par value $0.00001 per share, and (c) Series C preferred stock, par value $0.00001 per share (collectively, the “Legacy Enjoy Preferred Stock”), converted into one share of common stock, par value $0.00001 per share, of Legacy Enjoy (the “Legacy Enjoy Common Stock” and, together with Legacy Enjoy Preferred Stock, the “Legacy Enjoy Capital Stock”) (such conversion, the “Legacy Enjoy Preferred Conversion”) and (2) all of the outstanding warrants to purchase shares of Legacy Enjoy Capital Stock were exercised in full, with the exception of the warrant to purchase 336,304 shares of Legacy Enjoy Preferred Stock held by TriplePoint Venture Growth BDC Corporation, which was converted into a warrant to purchase 115,875 shares of New Enjoy Common Stock at an exercise price of $6.90 per share (“TriplePoint Warrant”).
In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to which the PIPE Investors agreed to purchase, in the aggregate, approximately 8 million shares of New Enjoy Common Stock at $10.00 per share for an aggregate commitment amount of approximately $80 million (the “PIPE Investment”). Pursuant to the Subscription Agreements, New Enjoy agreed to provide the PIPE Investors with certain registration rights with respect to the shares purchased as part of the PIPE Investment. The PIPE Investment was consummated substantially concurrently with the closing of the Business Combination (the “Closing”).
On the Closing Date, certain investors (the “Backstop Investors”) purchased, in the aggregate, 5,500,906 shares of New Enjoy Common Stock (the “Backstop Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of approximately $55,009,060, pursuant to the backstop agreements, dated September 13, 2021 (the “Backstop Agreements”). Pursuant to the Backstop Agreements, New Enjoy agreed to provide certain registration rights to the Backstop Investors with respect to the Backstop Shares.

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity
The Company has historically funded its operations primarily by equity financings and working capital loans prior to the Business Combination. As of September 30, 2021, the Company’s existing sources of liquidity included cash and cash equivalents of $833,600. The Company has a limited history of operations and has incurred negative cash flows from operating activities and loss from operations in the past as reflected in the accumulated deficit of $40.8 million as of September 30, 2021. The Company expects to continue to incur operating losses due to the investments it intends to make in its business. Upon completion of the Business Combination, the Company obtained adequate cash proceeds that will be sufficient to fund operating and capital expenditure requirements and mitigate the relevant conditions that raise substantial doubt about the Company’s ability to continue as a going concern through at least 12 months from the date of issuance of these financial statements.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 - Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. MRAC Merger Sub Corp. during the three and nine months ended September 30, 2021 did not engage in any economic activity and is not consolidated in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K/A
filed by the Company with the SEC on May 13, 2021.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, as of September 30, 2021, its memorandum and articles of association provided that the Company would not redeem its public shares in an amount that would cause its net tangible assets to be less than
$5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed consolidated financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The change in the carrying value of the Class A ordinary shares subject to possible redemption at the Initial Public Offering resulted in a decrease of approximately $6.0 million in additional paid-in
capital and a decrease of approximately $34.1 million to accumulated deficit, as well as a reclassification of 4,006,429 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on December 23, 2020, and the previously issued financial statements on Form
10-K/A
and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the revision to the audited consolidated balance sheet as of December 31, 2020 is a reclassification of $43.3 million from total shareholders’ equity to Class A ordinary shares subject to possible redemption. The impact of the revision to the unaudited condensed consolidated balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $39.2 million and $42.4 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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
This may make comparison of the Company’s unaudited condensed consolidated financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering. The underwriter also reimbursed approximately $3.0 million to the Company to cover for expenses in connection with the Initial Public Offering.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants has been subsequently estimated based on the listed market price of the Public Warrants.

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 37,375,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax conseque
n
ces attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those tempor
a
ry differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC Topic 740 pres
c
ribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must b
e
 more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of S
e
ptember 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company rec
o
gnizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Loss per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net loss does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement to purchase an aggregate of 15,660,417 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	(2,710,417)	(677,604)	(1,603,056)	(400,764)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	37,375,000	9,343,750	37,375,000	9,343,750

Basic and diluted net loss per ordinary share	$(0.07)	$(0.07)	$(0.04)	$(0.04)

Recent Issued Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (the “ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.
Note 3 - Initial Public Offering
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
Note 4 - Related Party Transactions
Founder Shares
On October 28, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 10,062,500 Class B Ordinary Shares, par value $0.0001, (the “Founder Shares”). On November 10, 2020, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration, resulting in an aggregate of 9,343,750 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Sponsor agreed to forfeit up to 1,218,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 15, 2020, the underwriter fully exercised its over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.
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

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“working capital loans”). If the Company completes a Business Combination, the Company would repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the working capital loans
,
but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon completion of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of the September 30, 2021 and December 31, 2020, the Company had no borrowings under the working capital loans.
Administrative Support Agreement
Commencing on December 14, 2020, the Company agreed to reimburse the Sponsor for out-of-pocket
expenses through the completion of the Business Combination or the Company’s liquidation. Office space and administrative support services provided to the Company by the Sponsor will be provided free of charge. In addition, executive officers and directors, or any of their respective affiliates, including Ricketts SPAC Investment LLC and Raine Securities LLC and other entities affiliated with Marquee and The Raine Group, will be reimbursed for any reasonable fees and out-of-pocket
expenses incurred in connection with activities on the Company’s, behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. As of and for the three and nine months ended, September 30, 2021, there were no amounts incurred or accrued under the terms of such agreement.
Note 5 - Commitments and Contingencies
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

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 6 – Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 37,375,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheet is reconciled on the following table:

Gross proceeds	$373,750,000
Less:
Fair value of Public Warrants at issuance	(14,015,630)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(19,939,990)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	33,955,620

Class A ordinary shares subject to possible redemption	$373,750,000

Note 7 - Derivative Warrant Liabilities
As of September 30, 2021 and December 31, 2020, the Company has 9,343,750 and 6,316,667 Public Warrants and Private Placement Warrants, respectively, outstanding.
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
,
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

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our warrants have an exercise price of $11.50 per whole share, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company and, (i) in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to Marquee and The Raine Group or their respective affiliates, without taking into account the transfer of Founder Shares or private Placement warrants (including if such transfer is effectuated as a surrender to the Company and subsequent reissuance by to the Company) by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from

s
uch issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the completion of the Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the hig
h
er of the Market Value and the Newly Issued Price, respectively.
Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last reported sale price of Class A Ordinary Shares for any 20 trading days within a
30
-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

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

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
If the Company had not completed the Business Combination within the Combination Period and the Company liquidated the funds held in the Trust Account, holders of warrants would not receive any of such funds with respect to their warrants, nor would they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. On October 15, 2021, the Company obtained adequate cash proceeds that will be sufficient to fund operating and capital expenditure requirements and mitigate the relevant conditions that raise substantial doubt about the Company’s ability to continue as a going concern through at least 12 months from the date of issuance of these financial statements.
Note 8 - Shareholders’ Deficit
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 37,375,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (See Note 6).
Class
 B Ordinary Shares
- The Company is authorized to issue 50,000,000 Founder Shares. On October 28, 2020, the Company issued 10,062,500 Founder Shares to the Sponsor. On November 10, 2020, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration, resulting in an aggregate of 9,343,750 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of the 9,343,750 Founder Shares outstanding, up to 1,218,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (See Note 4). On December 15, 2020, the underwriter fully exercised its over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.
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

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements
The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public	$12,520,630	$—	$—
Derivative warrant liabilities - Private	$—	$8,464,330	$—
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public	$—	$—	$16,258,130
Derivative warrant liabilities - Private	$—	$—	$10,991,000
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
The change in the fair value of the derivative warrant liabilities, measured using level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$27,249,130
Change in fair value of derivative warrant liabilities	(3,158,330)
Transfer of Public Warrants out of level 3	(16,258,130)

Level 3 - Derivative warrant liabilities at March 31, 2021	7,832,670
Transfer of Private Warrants out of level 3	(7,832,670)

Level 3 - Derivative warrant liabilities at June 30, 2021	—
Change in fair value of derivative warrant liabilities	—

Level 3 - Derivative warrant liabilities at September 30, 2021	$—

Note 10 - Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued require potential adjustment to or disclosure in the condensed consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Marquee Raine Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
On April 28, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MRAC Merger Sub Corp., a wholly owned subsidiary of the Company (“Merger Sub”) and Enjoy Technology Operating Corp. (f/k/a Enjoy Technology Inc.), a Delaware corporation (“Legacy Enjoy”). The Merger Agreement was subsequently amended on July 23, 2021 and September 13, 2021 and the domestication transactions contemplated by the Merger Agreement were completed on October 14, 2021. As such, we filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the Company was domesticated and continues as a Delaware corporation, changing its name to “Enjoy Technology, Inc.” (the “Domestication”). After the Domestication, the Company is referred to as “New Enjoy.”
As a result of and upon the effective time of the Domestication, among other things, (1) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of the Company (the “MRAC Class A Ordinary Shares”), converted automatically, on a one-for-one
basis, into a share of common stock, par value $0.0001 per share, of New Enjoy (the “New Enjoy Common Stock”); (2) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company (the “MRAC Class B Ordinary Shares”) converted automatically, on a one-for-one
basis, into a share of New Enjoy Common Stock; (3) each then issued and outstanding warrant of the Company (the “MRAC Warrants”) converted automatically into a warrant to acquire one share of New Enjoy Common Stock (the “New Enjoy Warrants”) pursuant to the Warrant Agreement, dated December 17, 2020, between the Company and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent; and (4) each then issued and outstanding unit of the Company (the “MRAC Units”) was separated and converted automatically into one share of New Enjoy Common Stock and one-fourth
of one New Enjoy Warrant. No fractional shares were issued upon exercise of the New Enjoy Warrants.
On October 15, 2021 (the “Closing Date”), as contemplated by the Merger Agreement, New Enjoy consummated the merger transaction contemplated by the Merger Agreement, following approval at an extraordinary general meeting of the shareholders of the Company held on October 13, 2021 (the “Special Meeting”), whereby Merger Sub merged with and into Legacy Enjoy, the separate corporate existence of Merger Sub ceasing and Legacy Enjoy being the surviving corporation and a wholly owned subsidiary of New Enjoy (the “Merger” and, together with the Domestication, the “Business Combination”).
Immediately prior to the effective time of the Merger, (1) each share of Legacy Enjoy’s (a) Series A preferred stock, par value $0.00001 per share, (b) Series B preferred stock, par value $0.00001 per share, and (c) Series C preferred stock, par value $0.00001 per share (collectively, the “Legacy Enjoy Preferred Stock”), converted into one share of common stock, par value $0.00001 per share, of Legacy Enjoy (the “Legacy Enjoy Common Stock” and, together with Legacy Enjoy Preferred Stock, the “Legacy Enjoy Capital Stock”) (such conversion, the “Legacy Enjoy Preferred Conversion”) and (2) all of the outstanding warrants to purchase shares of Legacy Enjoy Capital Stock were exercised in full, with the exception of the warrant to purchase 336,304 shares of Legacy Enjoy Preferred Stock held by TriplePoint Venture Growth BDC Corporation, which was converted into a warrant to purchase 115,875 shares of New Enjoy Common Stock at an exercise price of $6.90 per share (“TriplePoint Warrant”).

In connection with the execution of the Merger Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to which the PIPE Investors agreed to purchase, in the aggregate, approximately 8 million shares of New Enjoy Common Stock at $10.00 per share for an aggregate commitment amount of approximately $80 million (the “PIPE Investment”). Pursuant to the Subscription Agreements, New Enjoy agreed to provide the PIPE Investors with certain registration rights with respect to the shares purchased as part of the PIPE Investment. The PIPE Investment was consummated substantially concurrently with the closing of the Business Combination (the “Closing”).
On the Closing Date, certain investors (the “Backstop Investors”) purchased, in the aggregate, 5,500,906 shares of New Enjoy Common Stock (the “Backstop Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of approximately $55,009,060, pursuant to the backstop agreements, dated September 13, 2021 (the “Backstop Agreements”). Pursuant to the Backstop Agreements, New Enjoy agreed to provide certain registration rights to the Backstop Investors with respect to the Backstop Shares.
Results of Operations
Our entire activity from inception through September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.
For the three months ended September 30, 2021, we had a net loss of approximately $3.4 million, which consisted of approximately $2.4 million of general and administrative expenses, and a loss of approximately $940,000 from changes in fair value of derivative warrant liabilities.
For the nine months ended September 30, 2021, we had a net loss of approximately $2.0 million, which consisted of approximately $8.3 million of general and administrative expenses, partially offset by a gain of approximately $6.3 million gain from changes in fair value of derivative warrant liabilities.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants has been subsequently estimated based on the listed market price of the Public Warrants.
Class A Ordinary Shares Subject to Possible Redemption
Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 37,375,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Loss per Ordinary Shares
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,660,417 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Issued Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (the “ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 13, 2021. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Amendment No. 1 to our Annual Report on Form
10-K/A
filed with the SEC on May 13, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2021).

3.2	Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENJOY TECHNOLOGY, INC.

Date: November 12, 2021	By:	/s/ Ron Johnson
Ron Johnson
Chief Executive Officer

Date: November 12, 2021	By:	/s/ Fareed Khan
Fareed Khan
Chief Financial Officer