Form 10-K/A
period 2020-12-31
ENJOY TECHNOLOGY, INC./DE
filed 2021-12-21
CIK 1830180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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
Registrant’s telephone number, including area code: (888)
463-6569
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
12b-2
of the Exchange Act).     Yes  ☒     No  ☐
The registrant was
no
t a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting
common equity held by
non-affiliates
as of such date.
As of November 15, 2021, 119,621,866 shares of Common Stock, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE
On October 15, 2021, Enjoy Technology, Inc. (the “Company”), formerly known as Marquee Raine Acquisition Corp. (“MRAC”), consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated as of April 28, 2021 and amended on July 23, 2021 and September 13, 2021 (the “Merger Agreement”), by and among MRAC, MRAC Merger Sub Corp. and Enjoy Technology Operating Corp. (f/k/a Enjoy Technology Inc.). Pursuant to the Merger Agreement, following the approval by MRAC’s stockholders on October 13, 2021, the Business Combination was consummated.
This Amendment No. 2 to the Annual Report on Form
10-K/A
(“Amendment No. 2”) amends Amendment No. 1 to the Annual Report on Form
10-K/A
of Marquee Raine Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 2, 2021 (the “First Amended Filing”).
Unless stated otherwise, this Amendment No. 2 contains information about the Company before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Amendment No. 2 refer to Marquee Raine Acquisition Corp. and its consolidated subsidiaries before the consummation of the Business Combination and to Enjoy Technology, Inc. and its consolidated subsidiaries after the Business Combination, as the context suggests Except as otherwise expressly provided herein, the information in this Amendment No. 2 does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.
In preparation of the Company’s financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association provided that, the Company would not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Therefore, on December 13, 2021, the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 17, 2020 (the “Post IPO Balance Sheet”), as previously revised in the First Amended Filing, (ii) audited financial statements included in the First Amended Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares as temporary equity and revise earnings per share and should no longer be relied upon.
As such, the Company will restate its financial statements for the Affected Periods in this Amendment No. 2 for the Post IPO Balance Sheet and the Company’s audited financial statements included in the First Amended Filing. The unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 will be amended in the Company’s Quarterly Report on Form
10-Q/A
the period September 30, 2021, to be filed with the SEC (the “Form
10-Q/A”).

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering.
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 9A of Part II to this Amendment No. 2.
Items Amended in this Amendment No. 2
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatement:
Part I, Item 1A. Risk Factors
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements
Part II, Item 9A. Controls and Procedures
In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Annual Report on Form
10-K
of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 26, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing.
We have not amended our previously filed Post IPO Balance Sheet, dated December 17, 2020, on Form
8-K.
This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that is held by non-affiliates
exceeds $700.0 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.

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
“Derivatives and Hedging—Contracts in Entity’s Own Equity”, the Company’s management evaluated the terms of its warrants issued in connection with its initial public offering, including the Private Placement Warrants and the public warrants, and concluded that the Company’s warrants include provisions that, based on the SEC Staff Statement, preclude the warrants from being classified as components of equity. As described in our financial statements included in Part II, Item 8, of this First Amended Filing, we are accounting for these warrants as a derivative liability and are recording that liability at fair value upon issuance and are recording any subsequent changes in fair value as of the end of each period for which earnings are reported, as we determine based upon a valuation report obtained from our independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares and/or our financial results. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a derivative warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
Additionally, in connection with our evaluation of the Company’s warrants in connection with the SEC Staff Statement, our management reassessed the effectiveness of its disclosure controls and procedures for the Affected Period and determined that management’s disclosure controls and procedures for such period were not effective solely with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. Further, while we are not required to evaluate and report on our system of internal controls over financial reporting until our Annual Report on Form
10-K
for the year ending December 31, 2021, we have determined that our reclassification of the Company’s warrants is a material weakness in our internal controls over financial reporting. For more information on risks related to internal controls over financial reporting, see “
We have identified a material weakness in our internal control over financial reporting as of December
 31, 2020. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner
” below.
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
Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020. In connection with the foregoing development and solely as a result of the restatement reported in the First Amended Filing, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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
As described in the First Amended Filing, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering in December 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of derivative liabilities, additional paid-in
capital, accumulated deficit and related financial disclosures for the for the period from October 16, 2020 (inception) through December 31, 2020.
As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Class A ordinary shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective for the period from the Company’s Initial Public Offering through December 31, 2020. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association. Pursuant to the Company’s re-evaluation
of the Company’s application of ASC
480-10-S99-3A
to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2.
We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our controls around the interpretation and accounting for complex equity and equity-linked instruments issued by the Company, including its Class A ordinary shares and warrants. We can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
As a result of such material weakness, the restatement related to the classification and accounting for the Class A ordinary shares and warrants, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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
As a result of the material weakness we identified in our internal controls over financial reporting (see above), the Restatement, the change in accounting for the classification and accounting for the Class A ordinary shares and the warrants, and other matters raised or that may in the future be raised by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this proxy statement/prospectus, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete the Business Combination.
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
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of certain U.S. holders of our Class A Ordinary Shares or warrants, such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up
exception. Because it is expected that the net proceeds from the Initial Public Offering will not be invested and will be held in a non-interest
bearing account, which of our taxable years will be considered the start-up
year for purposes of the
start-up
exception is subject to uncertainty. There is a possibility that our position on this matter may change depending on a number of factors, whereby we can/would seek to invest the net proceeds of the Initial Public Offering, including amounts in the Trust Account, in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Accordingly, there can be no assurance with respect to our status as a PFIC for our current or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a qualified electing fund (“QEF”) election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules, including the potential unavailability of the start-up
exception and the making of a protective QEF election.
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the Market Value of our Class A Ordinary Shares held by non-affiliates
equals or exceeds $700.0 million as of any June 30
th
before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our Class A Ordinary Shares held by non-affiliates
does not equal or exceed $250.0 million as of the prior June 30 th
, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates
did not equal or exceed $700.0 million as of the prior June 30 th
. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

ITEM 2.	PROPERTIES
We currently maintain our executive offices at 65 East 55
th
Street, 24
th
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
On October 15, 2021, Enjoy Technology, Inc. (the “Company”), formerly known as Marquee Raine Acquisition Corp. (“MRAC”), consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated as of April 28, 2021 and amended on July 23, 2021 and September 13, 2021 (the “Merger Agreement”), by and among MRAC, MRAC Merger Sub Corp. and Enjoy Technology Operating Corp. (f/k/a Enjoy Technology Inc.). Pursuant to the Merger Agreement, following the approval by MRAC’s stockholders on October 13, 2021, the Business Combination was consummated.
This Amendment No. 2 to the Annual Report on Form
10-K/A
(“Amendment No. 2”) amends Amendment No. 1 to the Annual Report on Form
10-K/A
of Marquee Raine Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 2, 2021 (the “First Amended Filing”).
Unless stated otherwise, this Amendment No. 2 contains information about the Company before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Amendment No. 2 refer to Marquee Raine Acquisition Corp. and its consolidated subsidiaries before the consummation of the Business Combination and to Enjoy Technology, Inc. and its consolidated subsidiaries after the Business Combination, as the context suggests Except as otherwise expressly provided herein, the information in this Amendment No. 2 does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

In preparation of the Company’s financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association provided that, the Company would not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Therefore, on December 13, 2021, the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 17, 2020 (the “Post IPO Balance Sheet”), as previously revised in the First Amended Filing, (ii) audited financial statements included in the First Amended Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares as temporary equity and revise earnings per share and should no longer be relied upon.
As such, the Company will restate its financial statements for the Affected Periods in this Amendment No. 2 for the Post IPO Balance Sheet and the Company’s audited financial statements included in the First Amended Filing. The unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 will be amended in the Company’s Quarterly Report on Form
10-Q/A
the period September 30, 2021, to be filed with the SEC (the “Form
10-Q/A”).
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering.
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 9A of Part II to this Amendment No. 2.
The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Amendment No. 2 including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Amendment No. 2, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Amendment No. 2 should be read as being applicable to all forward-looking statements whenever they appear in this Amendment No. 2. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in Part I, Item 1A. Risk Factors, of this Amendment No. 2 and our other filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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
Class A Ordinary Shares Subject to Possible Redemption
Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 37,375,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
We recognize changes in redemption value of shares subject to redemption immediately as the changes occur and adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,660,417, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from October 16, 2020 (inception) through December 31, 2020. The remeasurement of the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
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
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
May 13, 2021, except for the effects of the restatement disclosed in Note 2 and Note 10, as to which the date is December 20, 2021

Marquee Raine Acquisition Corp.
BALANCE SHEET
As Restated—See Note 2
December 31, 2020

Assets
Current assets:
Cash	$2,266,049
Prepaid expenses	831,645

Total current assets	3,097,694
Cash held in Trust Account	373,750,000

Total Assets	$376,847,694

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$578,902
Accrued expenses	488,824

Total current liabilities	1,067,726
Deferred underwriting commissions	13,081,250
Derivative warrant liabilities	27,249,130

Total liabilities	41,398,106
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 37,375,000 shares subject to possible redemption at $10.00 per share	373,750,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no nonredeemable shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,343,750 shares issued and outstanding	934
Additional paid-in capital	—
Accumulated deficit	(38,301,346)

Total shareholders’ deficit	(38,300,412)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$376,847,694

The accompanying notes are an integral part of these financial statements.

Marquee Raine Acquisition Corp.
STATEMENT OF OPERATIONS
As Restated—See Note 2
For The Period From October 16, 2020 (inception) through December 31, 2020

General and administrative expenses	$127,691

Loss from operations	(127,691)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(3,758,500)
Transaction costs—derivative warrant liabilities	(946,010)

Net loss	$(4,832,201)

Weighted average Class A ordinary shares outstanding, basic and diluted	8,625,000

Basic and diluted net loss per ordinary share, Class A	$(0.28)

Weighted average Class B ordinary shares outstanding, basic and diluted	8,406,250

Basic and diluted net loss per ordinary share, Class B	$(0.28)

The accompanying notes are an integral part of these financial statements.

Marquee Raine Acquisition Corp.
STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT
As Restated—See Note 2
For The Period From October 16, 2020 (inception) through Dec
e
mber 31, 20
2
0

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—October 16, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	9,343,750	934	24,066	—	25,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,066)	(33,469,145)	(33,493,211)
Net loss	—	—	—	—	—	(4,832,201)	(4,832,201)

Balance—December 31, 2020	—	$—	9,343,750	$934	$—	$(38,301,346)	$(38,300,412)

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
Note 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCAL STATEMENTS
In preparation of the Company’s financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 17, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Amendment No. 1 to the Annual Report on Form
10-K/A
as of and for the period ended December 31, 2020, as filed with the SEC on June 2, 2021 (the “First Amended Filing”). the First Amended Filing, and (ii) audited financial statements included in the First Amended Filing, (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares as temporary equity and revise earnings per share and should no longer be relied upon. As such, the Company is reporting these restatements to those periods in this amended Annual Report. The previously presented Affected Periods should no longer be relied upon.
The restatement does not have an impact on the Company’s cash position and cash held in the Trust Account.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

As of December 31, 2020	As Reported	Adjustment	As Restated
Total assets	$376,847,694		$376,847,694
Total liabilities	$41,398,106		$41,398,106
Class A ordinary shares subject to redemption at $10.00 per share	$330,449,580	$43,300,420	$373,750,000
Preference shares	—	—	—
Class A ordinary shares	433	(433)	—
Class B ordinary shares	934	—	934
Additional paid-in capital	9,830,842	(9,830,842)	—
Accumulated deficit	(4,832,201)	(33,469,145)	(38,301,346)
Total shareholders’ equity (deficit)	$5,000,008	$(43,300,420)	$(38,300,412)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$376,847,694	$—	$376,847,694
Shares of Class A ordinary shares subject to redemption	33,044,958	4,330,042	37,375,000
Shares of Class A ordinary shares	4,330,042	(4,330,042)	—
The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from October 16, 2020 (inception) through December 31, 2020:

Supplemental Disclosure of Noncash Financing Activities
Initial value of Class A ordinary shares subject to possible redemption	$333,685,710	$(333,685,710)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(3,236,130)	$3,236,130	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from October 16, 2020 (inception) through December 31, 2020:

	Earnings Per Share
	As Reported	Adjustment	As Restated
For the Period from October 16, 2020 (Inception) through December 31, 2020
Net loss	$(4,832,201)	$—	$(4,832,201)
Weighted average shares outstanding - Class A ordinary shares	37,375,000	(28,750,000)	8,625,000
Basic and diluted loss per share - Class A ordinary shares	$—	$(0.28)	$(0.28)
Weighted average shares outstanding - Class B ordinary shares	8,429,688	(23,438)	8,406,250
Basic and diluted loss per share - Class B ordinary shares	$(0.57)	$0.29	$(0.28)
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 17, 2020:

As of December 17, 2020	As Reported, As Revised	Adjustment	As Restated
Total assets	$375,776,800		$375,776,800
Total liabilities	$37,091,089		$37,091,089
Class A ordinary shares subject to redemption at $10.00 per share	$333,685,710	$40,064,290	$373,750,000
Preference shares	—	—	—
Class A ordinary shares	401	(401)	—
Class B ordinary shares	934	—	934
Additional paid-in capital	5,995,328	(5,995,328)	—
Accumulated deficit	(996,662)	(34,068,561)	(35,065,223)
Total shareholders’ equity (deficit)	$5,000,001	$(40,064,290)	$(35,064,289)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$375,776,800	$—	$375,776,800
Shares of Class A ordinary shares subject to redemption	33,368,571	4,006,429	37,375,000
Shares of Class A ordinary shares	4,006,429	(4,006,429)	—

The Class A ordinary shares issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A ordinary shares stock subject to possible redemption as follows:

Gross Proceeds for initial public offering and over-allotment	$375,750,000
Less:	—
Offering costs allocated to Class A shares subject to possible redemption	(19,477,581)
Proceeds allocated to Public Warrants at issuance	(14,015,630)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	33,493,211

Class A ordinary shares subject to possible redemption	$375,750,000
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
Offering Costs Associated with the Initial Public Offering
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities of approximately $0.9 million were expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares of approximately $19.5 million were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering to shareholders’ equity upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 37,375,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,660,417, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from October 16, 2020 (inception) through December 31, 2020. The remeasurement of the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2020, there were 37,375,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption and classified in temporary equity.
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

NOTE 10. SUBSEQUENT EVENTS
On April 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MRAC Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of the Company, and Enjoy Technology Inc., a Delaware corporation. Pursuant to the Merger Agreement, the parties thereto entered into a business combination transaction.
On October 15, 2021, Enjoy Technology, Inc., a Delaware corporation that is our successor, consummated the previously announced Business Combination pursuant to the Merger Agreement, following the approval by the Company’s stockholders on October 13, 2021.
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
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 17, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 2 present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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
Management’s Report on Internal Controls Over Financial Reporting
This Amendment No. 2 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 had not yet been identified.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

•
Ricketts SPAC Investment LLC and Raine Securities LLC acted as our independent financial advisors as defined under FINRA Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the Initial Public Offering, for which each of Ricketts SPAC Investment LLC and Raine Securities LLC received a fee of $1,121,250, which was paid upon the closing of the Initial Public Offering. Ricketts SPAC Investment LLC and Raine Securities LLC are engaged to represent our interests only and are independent of the underwriter.

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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our period-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC during the period from October 16, 2020 (inception) to December 31, 2020 and of services rendered in connection with our Initial Public Offering, totaled $73,130.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our period-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from October 16, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from October 16, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.
All Other Fees
. All other fees consist of fees billed for all other services. During the period from October 16, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.
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

4.5	Description of Securities (incorporated by referenced to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2021).

10.1	Promissory Note, dated October 28, 2020, issued to Marquee Raine Acquisition Sponsor LP (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

10.2	Form of Letter Agreements, dated December 17, 2020, between the Company and each of its officers and directors, and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.3	Investment Management Trust Agreement, dated December 17, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.4	Registration Rights Agreement, dated December 17, 2020, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.5	Securities Subscription Agreement, dated October 28, 2020, between the Registrant and Marquee Raine Acquisition Sponsor LP (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

10.6	Amendment No. 1 to the Securities Subscription Agreement, dated November 10, 2020, between the Registrant and Marquee Raine Acquisition Sponsor LP (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

10.7	Private Placement Warrants Purchase Agreement, dated December 14, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.8	Form of Indemnity Agreements, dated December 17, 2020, between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.9	Administrative Support Agreement, dated December 17, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020).

10.10	Form of Engagement Letter between the Registrant and Ricketts SPAC Investment LLC (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed with the SEC on December 9, 2020).

10.11	Form of Engagement Letter between the Registrant and Raine Securities LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1 filed with the SEC on December 9, 2020).

14.1	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form S-1 filed with the SEC on November 27, 2020).

24.1	Power of Attorney (incorporated by reference to the signature pages of the Company’s Annual Report on Form 10-K filed on March 26, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Previously filed.
†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of
Regulation S-K. The
Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

+	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENJOY TECHNOLOGY, INC.

Date: December 20, 2021	By:	/s/ Fareed Khan
Fareed Khan
Chief Financial Officer