Form 10-Q/A
period 2021-09-30
ENJOY TECHNOLOGY, INC./DE
filed 2021-12-21
CIK 1830180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, par value $0.0001 per share outstanding was 119,621,866 as of November 15, 2021.

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
Quarterly Report on Form
10-Q

EXPLANATORY NOTE
On October 15, 2021, subsequent to the fiscal quarter ended September 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, Marquee Raine Acquisition Corp. (now known as Enjoy Technology, Inc.), a Delaware corporation that is our predecessor, consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated as of April 28, 2021 and amended on July 23, 2021 and September 13, 2021 (the “Merger Agreement”), by and among Marquee Raine Acquisition Corp., MRAC Merger Sub Corp. and Enjoy Technology Operating Corp. (f/k/a Enjoy Technology Inc.). Pursuant to the Merger Agreement, following the approval by our stockholders on October 13, 2021, the Business Combination was consummated.
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
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of the Company as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021.
On November 12, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on December 17, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is quantitatively material and it should restate its previously issued financial statements.
Therefore, on December 13, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 17, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 13, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (vi) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.
As such, the Company will restate its financial statements for the Affected Periods in a Form 10-K/A, Amendment No. 2, for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and will restate the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in this Quarterly Report on Form 10-Q/A.
The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

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

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	9,343,750	$934	$—	$(38,301,346)	$(38,300,412)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(266,102)	(266,102)
Net income	—	—	—	—	—	4,368,352	4,368,352

Balance - March 31, 2021 (Unaudited) (as restated)	—	—	9,343,750	934	—	(34,199,096)	(34,198,162)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(196,307)	(196,307)
Net loss	—	—	—	—	—	(2,984,151)	(2,984,151)

Balance - June 30, 2021 (Unaudited) (as restated)	—	—	9,343,750	934	—	(37,379,554)	(37,378,620)
Net loss	—	—	—	—	—	(3,388,021)	(3,388,021)

Balance - September 30, 2021 (Unaudited)	—	$—	9,343,750	$934	$—	$(40,767,575)	$(40,766,641)

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

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)
Note 1 - Description of Organization and Business Operations
Enjoy Technology, Inc. (the “Company”), formally known as Marquee Raine Acquisition Corp. (see “Merger Agreement” below), was incorporated as a Cayman Islands exempted company on October 16, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risk
s
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
Note 2 - Summary of Significant Accounting Policies (as restated)
Basis of presentation
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
Restatement of Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001.
 Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report. The previously presented Post-IPO Balance Sheet and Affected Quarterly Periods should no longer be relied upon.
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The change in the carrying value of the redeemable Class A ordinary shares at March 31, 2021 resulted in a reclassification of approximately 3.9 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of March 31, 2021:

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$375,724,274		$375,724,274
Total liabilities	$36,172,436		$36,172,436

Class A ordinary shares subject to redemption at $10.00 per share	$334,551,830	$39,198,170	$373,750,000

Preference shares	—	—	—
Class A ordinary shares	392	(392)	—
Class B ordinary shares	934	—	934
Additional paid-in capital	5,462,531	(5,462,531)	—
Accumulated deficit	(463,849)	(33,735,247)	(34,199,096)
Total shareholders’ equity (deficit)	$5,000,008	$(39,198,170)	$(34,198,162)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$375,724,274	$—	$375,724,274

Shares of Class A ordinary shares subject to redemption	33,455,183	3,919,817	37,375,000
Shares of Class A ordinary shares	3,919,817	(3,919,817)	—
The Company’s unaudited statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: three months ended March 31, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Change in value of Class A ordinary shares subject to possible redemption	$4,102,250	$(4,102,250)	$—
The change in the carrying value of the redeemable Class A ordinary shares at June 30, 2021 resulted in a reclassification of approximately 4.2 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$375,264,188		$375,264,188
Total liabilities	$38,892,808		$38,892,808

Class A ordinary shares subject to redemption at $10.00 per share	$331,371,370	$42,378,630	$373,750,000

Preference shares	—	—	—
Class A ordinary shares	424	(424)	—
Class B ordinary shares	934	—	934
Additional paid-in capital	8,446,652	(8,446,652)	—
Accumulated deficit	(3,448,000)	(33,931,554)	(37,379,554)
Total shareholders’ equity (deficit)	$5,000,010	$(42,378,630)	$(37,378,620)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$375,264,188	$—	$375,264,188
Shares of Class A ordinary shares subject to redemption	33,137,137	4,237,863	37,375,000
Shares of Class A ordinary shares	4,237,863	(4,237,863)	—
The Company’s unaudited statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the three months ended June 30, 2021:

ENJOY TECHNOLOGY, INC.
(FORMERLY KNOWN AS MARQUEE RAINE ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q: six months ended June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Change in value of Class A ordinary shares subject to possible redemption	$921,790	$(921,790)	$—
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net income	$4,368,352	$—	$4,368,352
Weighted average shares outstanding - Class A ordinary shares	37,375,000	—	37,375,000
Basic and diluted earnings per share - Class A ordinary shares	$—	$0.09	$0.09
Weighted average shares outstanding - Class B ordinary shares	9,343,750	—	9,343,750
Basic and diluted earnings per share - Class B ordinary shares	$0.47	$(0.38)	$0.09

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net loss	$(2,984,151)	$—	$(2,984,151)
Weighted average shares outstanding - Class A ordinary shares	37,375,000	—	37,375,000
Basic and diluted loss per share - Class A ordinary shares	$—	$(0.06)	$(0.06)
Weighted average shares outstanding - Class B ordinary shares	9,343,750	—	9,343,750
Basic and diluted loss per share - Class B ordinary shares	$(0.32)	$0.26	$(0.06)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net income	$1,384,201	$—	$1,384,201
Weighted average shares outstanding - Class A ordinary shares	37,375,000	—	37,375,000
Basic and diluted earnings per share - Class A ordinary shares	$—	$0.03	$0.03
Weighted average shares outstanding - Class B ordinary shares	9,343,750	—	9,343,750
Basic and diluted earnings per share - Class B ordinary shares	$0.15	$(0.12)	$0.03

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

1
2

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

1
3

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

1
4

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

1
5

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

1
7

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

1
8

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

1
9

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
Item 4. Controls and Procedures (as restated)
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 17, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on December 20, 2021. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Amendment No. 2 to our Annual Report on Form
10-K/A
filed with the SEC on December 20, 2021.
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

ENJOY TECHNOLOGY, INC.

Date: December 20, 2021	By:	/s/ Ron Johnson
Ron Johnson
Chief Executive Officer

Date: December 20, 2021	By:	/s/ Fareed Khan
Fareed Khan
Chief Financial Officer

25