Form 10-K
period 2021-12-31
ENJOY TECHNOLOGY, INC./DE
filed 2022-03-25
CIK 1830180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-39800

ENJOY TECHNOLOGY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	98-1566891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 Hillview Avenue Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (888)
463-6569

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ENJY	The Nasdaq Stock Market LLC
Warrants to purchase common stock	ENJYW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
12b-2
of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and
non-voting
stock held by
non-affiliates
of Marquee Raine Acquisition Corp. (“MRAC”), our predecessor, on June 30, 2021, based on the closing price of $9.90 for shares of MRAC’s Class A ordinary shares on the Nasdaq Capital Market (the “Nasdaq”) was approximately $370.0 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
The number of shares of Registrant’s common stock outstanding as of March 21, 2022 was
120,018,911.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of the Registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ENJOY TECHNOLOGY, INC.
As used in this Annual Report on Form
10-K
(the “Report”), unless the context requires otherwise, and regardless of capitalization, references to

•	“common stock” are to our Common Stock, $0.0001 par value per share;

•	“Enjoy,” the “Company,” “we,” “us,” and “our,” and similar references refer to Legacy Enjoy or New Enjoy, as the context requires;

•	“Legacy Enjoy” means Enjoy Technology Inc. prior to the completion of the Transactions (as defined herein) in October 2021;

•	“management” or our “management team” are to our officers and directors;

•	“MRAC” means the special purpose acquisition company, Marquee Raine Acquisition Corp.;

•	“New Enjoy” are to Enjoy Technology, Inc. and its wholly owned subsidiaries following the completion of the Transactions;

•
“public warrants” are to the redeemable warrants (including those that underlie the units) that were offered and sold by MRAC in its initial public offering and registered pursuant to the initial public offering registration statement or the redeemable warrants of Enjoy issued as a matter of law upon the conversion thereof at the time of the Domestication (as defined herein), as the context requires; and

•
“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Report contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.
These forward-looking statements are based on information available as of the date of this Report and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including without limitation, statements related to:

•	our projected financial information, anticipated growth rate, and market opportunity;

•	the impact of the regulatory environment and complexities with compliance related to such environment;

•	the impact of the COVID-19 pandemic;

•	our ability to evaluate future prospects of our strategy for delivering products and services;

•	our ability to develop and maintain an effective system of internal controls over financial reporting;

•	our ability to grow market share in our existing markets or any new markets we may enter;

•	our ability to respond to general economic conditions;

•	the impact of economic downturns and other macroeconomic conditions or trends;

•	the impact of consumer discretionary spending;

•	the health of the mobile retail industry;

•	risks associated with our assets and increased competition in the global mobile retail market;

•	our ability to manage our growth effectively;

•	our ability to achieve and maintain profitability in the future;

•	our ability to maintain existing commercial relationships and successfully enter into new commercial relationships;

•
our ability to access sources of capital, including debt financing and securitization funding to finance our leased warehouses and inventories and other sources of capital to finance operations and growth;

•	our ability to maintain and enhance our products and brand, and to attract Consumers (as defined below);

•	our ability to maintain or enhance current Customer (as defined below) and Consumer satisfaction and trust levels;

•	our ability to manage, develop and refine our technology platform, including our Mobile Store (as defined below);

•	our ability to recruit and maintain experienced and highly-skilled employees who provide the Enjoy experience to Consumers (“Experts”);

•	the success of strategic relationships with third parties; and

•	other risk factors described under Part I, Item 1A of this Report.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Report.
Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict. All such forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Cautionary Statement Regarding Forward-Looking Statements.
SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Investing in our common stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors” of this Report. Below are some of these risks, among others, which may offset our competitive strengths or have a negative effect on our business strategy, financial condition or operating results, which could cause a material decline in the price of shares of our common stock or warrants and result in a loss of all or a portion of your investment:

•	The COVID-19 pandemic may continue to impact our key metrics and results of operations.

•	We have a limited operating history with a new model and strategy in an evolving industry and we may fail to achieve the market acceptance necessary for success.

•	A number of factors may cause our results of operations to fluctuate.

•	We identified material weaknesses in our internal control over financial reporting.

•	We may not timely and effectively scale and adapt our existing technology and business to meet our Business Partners’ (as defined herein) expectation.

•	We rely on consumer discretionary spending.

•	The loss of key senior management personnel or an inability to hire, train and retain employees could harm our business.

•	Changes in the availability of and the cost of labor could adversely affect our business.

•	If the mobile retail store market does not continue to grow our results of operations could be adversely affected.

•	Our operating results are subject to the seasonal nature of consumer behavior patterns.

•	Risks associated with our commercial relationships could adversely affect our financial performance, reputation, brand and commercial relationships.

•	We face intense indirect competition.

•	We depend on our Business Partners to perform certain services regarding the products that we offer.

•	We rely on third-party background check providers to screen potential employees, including Experts.

•	Actual or alleged conduct by our team members has exposed, and may in the future expose, us to legal risk and damage our reputation.

•	Our recent growth rates may not be sustainable or indicative of future growth, and we may not be able to maintain or increase profitability in the future.

•	We may face difficulties as we expand our operations into new local markets.

•	Two of our Business Partners account for a significant portion of our revenue.

•	Our global operations expose us to the fluctuations of international markets.

•	Our business will require significant amounts of capital to sustain operations and without adequate capital we may not be able to continue as a going concern.

•	Our warrants are accounted for as liabilities.

•	Future issuances of debt securities and equity securities may adversely affect us, our common stock and may be dilutive to existing stockholders.

•	Our failure to meet the continued listing requirements of Nasdaq.

•	Our warrants may be out of the money at the time they become exercisable and they may expire worthless.

•	With the approval by the holders of at least 50% of the then-outstanding public warrants, we may amend the terms of the warrants in a manner that may be adverse to holders.

•	We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the common stock.

PART I

Item 1.	Business.
Our Company
We started with a simple question, “What if the best of the retail store experience could come to you?” Over the last eight years, we created, built and optimized the Mobile Store, a new channel that pairs the convenience of online shopping with the personal touch of an in-store
retail experience in the comfort of end customer’s (the “Consumer”) homes. We are reinventing the retail experience and commerce-at-home
by leveraging innovative technologies, working with leading global telecommunication and technology companies, and developing a passionate and caring workforce.
Our mobile retail sales team (“Experts”), led by their managers (“Captains”), provide everything that is provided by a store in the comfort of a home including set-up,
activation and demonstration of the products we deliver. We assist Consumers in evaluating and selecting a wide range of accessories, media subscriptions, device protection, broadband and other services. We will also assist in the trade-in
and upgrade of products. We strive to deliver products with
same-day
or
next-day
frequency.
Segments
The Company has two reportable segments which are determined by geography: North America and Europe. The North America segment consists of operations within the United States and Canada and the Europe segment currently consists of operations within the United Kingdom.
Our Customers
We have contractual partnerships, commercial relationships and/or authorized dealer agreements with leading telecommunications and technology companies (such arrangements, “Business Partnerships”), including AT&T in the US,
BT-EE
(British Telecom) in the UK, Rogers in Canada and Apple in select US cities (such companies, “Customers” or “Business Partners”). We provide the commerce-at-home
experience to our Business Partners’ Consumers. Enjoy delivers a broad assortment of telecommunications and technology products and accessories for our Business Partners. As of December 31, 2021, our top two Business Partners in the U.S. and the U.K. accounted for 62% and 15% of our revenue, respectively. We expect the percentage of these two Business Partners as a portion of our revenue to decline over time as our partner relationships expand. A loss of or reduction in business from, or consolidation of, these or any other major Business Partners could have an adverse effect on our business, financial condition, financial performance and prospects.
The Problem
Over the last two decades, eCommerce has upended the traditional physical retail model, shifting commerce from stores to commerce-at-home.
Digital channels brought the shopping experience to the doorstep, enabling customers to buy and receive their purchases without ever having to leave the home. Fulfillment to the door has been made easier and faster than ever with technology companies achieving massive success through last-mile innovations.
However, the current eCommerce experience has one fundamental flaw: it ends with a package at the door. Brands lose the personal connection to their customers, their ability to provide in-person
advice and support, and their ability to upsell products and services as online retail continues to gain share. Meanwhile, physical stores continue to close worldwide as eCommerce displaces traditional retail. These trends indicate that in the decades to come there is a substantial opportunity to capitalize on the expanded demand for commerce-at-home.
This is the power of Enjoy. We are taking the shopping journey through the door by providing a comprehensive experience in the place that matters the most—the home.

Our Solution
It is against this backdrop that we pioneered the Mobile Store, a new channel that combines the convenience of online shopping with the personal touch of an in-store
retail experience within the comfort of Consumers’ homes. With the Mobile Store, Enjoy provides a high-touch experience, with the support of a trained Expert, wherever is convenient for Consumers. Our platform is underpinned by highly sophisticated machine-learning technologies, resulting in high customer satisfaction and numerous new revenue opportunities for us and our Business Partners.
Our Mobile Stores provide the experience of a traditional physical store, but better. The quality of the retail experience is incredibly important to how Consumers determine overall satisfaction with brands and products. We bring the premium in-store
experience and the convenience of online shopping to the home. Throughout the in-home
experience, we set up and activate the Consumer’s product and provide a demonstration of key features. We also help Consumers evaluate and purchase a wide range of accessories, media sources, protection plans, broadband and other services, many of which are on a subscription basis. We also assist Consumers in the trade-in
and upgrade of products, where applicable.
The relationship formed between Consumers and Experts is not limited to this first visit. For some relationships, we offer the opportunity for the same Expert to follow up with the Consumer and return for a second visit. This allows space for final decisions on products or the presence of another person to help finalize a sale that might have been lost in a traditional retail space and could have been lost in a traditional online shopping environment.
Smart Last Mile
: In the fourth quarter of 2021, we launched Smart Last Mile
™
in North America, which provides Enjoy’s Business Partners with an omni-channel solution to enable trusted at-home retail experiences and to-the-door deliveries. With Smart Last Mile
™
, we expect to have more aggregate inventory, all forward deployed in our network, to address a larger share of our Business Partners’ customer demand.
Our Competitive Strengths
Since our inception, we have been developing and leveraging the following key strengths of our robust go-to
market strategy, which we believe provide significant competitive advantages.
Trusted, embedded Business Partnerships:
Our Business Partnerships are with some of the world’s leading consumer companies with a shared commitment to superior customer service. We believe that the fact that some of the world’s most iconic and valuable brands trust Enjoy with their Consumers is a testament to the high standards that we set for service excellence, and a reflection of the unique value that we provide.
Full-time Experts:
Our team is not a group of contractors or freelancers; they are full-time employees empowered to react to unique circumstances. Our team is passionate about technology and continually focused on delivering world-class service.
Proprietary technology platform:
Our platform was built from the ground up. Our business is custom-built to deliver millions of unique retail experiences to the home. Our technology stack was built by an experienced, in-house
engineering team from
top-tier
tech companies in Silicon Valley. The end product is a platform that is adaptable to the complexities of our unique business model, making it difficult to replicate. Powered by our proprietary application programming interfaces (APIs), we are integrated with our Business Partners and fully embedded into their online buy-flows
as well as select Business Partners’ call centers and stores.
Compelling value proposition:
We believe that we have found the solution on how to bring the best of the store to the comfort of the home. Our Mobile Store delivers and activates new products for free in the comfort of the home. Not only can Consumers skip the trip to the store, but they can also purchase additional products and services, such as accessories, subscriptions and upgrades, all within a single visit.
Unique business model:
We believe we invented and optimized a
commerce-at-home
retail channel through our Smart Last Mile
™
platform that addresses specific pain points for our Business Partners and Consumers and enables at-home retail experiences and to-the-door deliveries. We have established Business Partnerships with premium consumer brands in the United States, United Kingdom and Canada, which we believe is extremely difficult to duplicate and allows us to scale across the globe at a near-zero Consumer acquisition cost.
High growth, scalable, and asset-light:
Our warehouses and vehicle fleet are fully leased to reduce capital outlay, and our inventory is 100% consigned, minimizing working capital requirements.
We believe this asset-light model, coupled with our existing dynamic technology infrastructure, and our in-place
training and onboarding procedures allow us to effectively scale our business. Coupled with strong market dynamics in eCommerce, we believe we have the ability to add new Business Partners, expand our geographic footprint domestically and internationally and grow our market share quickly. Our executive team has experience building, growing, and transforming dynamic growth businesses and we believe this will enable our continued growth for many years.
Visionary and experienced leadership:
Founder and CEO Ron Johnson, alongside Enjoy’s experienced and multidisciplinary leadership team, brings a proven track record, a deep expertise in building businesses through innovation, and a demonstrated ability to execute. Enjoy has a highly experienced team in place to pioneer a new future for Consumer retail experiences.
Our Technology Platform
We began designing and developing our proprietary technology stack nearly from inception, as there was no off-the-shelf
technology solution that could bring the best of the store through the door of the Consumer.
We took a clean sheet of paper to reimagine a retail platform, taking the best of traditional retail and making it an entirely mobile experience. Developing the technology needed to enable a personalized experience to every Consumer is a significant challenge. Through years of development by our in-house
engineering team, we succeeded in custom building a proprietary platform that is dynamic, intelligent, and adaptable to the complexities of our unique business model.
Integration Platform:
Our Integration Platform enables integration of our experience with each of our Business Partners’ retail and/or sales channels using a combination of real-time APIs and live applications. Customers place orders directly via our Business Partners’ existing retail and/or sales channels by selecting Enjoy at checkout. Orders fulfilled by Enjoy can be directly managed from our Business Partners’ internal systems, including eCommerce, POS and/or CRM. The platform also offers a turn-key,
single
sign-on
live application to easily enable the Enjoy service offering.
We can implement new B2B (business to business) integrations in weeks by leveraging our pre-build
accelerator tools, mappings and integration framework. Our platform manages complexity at scale with feature qualities that have positioned Enjoy for fast global expansion and scale.
Our core platform is architected with an adaptive design that allows Enjoy to expedite integration changes. Additionally, this architecture minimizes dependence and engineering development costs to our Business Partners. Once our adaptors are plugged into our Business Partners’ systems, we are able to manage most changes on our own, including deploying new features, piloting features in one or more markets and/or running A/B tests. Our platform features are reusable by our Business Partners while also having enough configurability to meet the individual needs of each of our Business Partners and of Enjoy.
Field Platform:
Our Field Platform provides Experts and their Captains a host of tools to help them manage their days. Each step of an Expert’s day is guided with a native mobile app (Expert app) so they can focus on delivering highly personalized experiences to every Consumer. The Field Platform allows us to track in real time where each Expert is, what they are doing, how long the experience is taking, and how effective the experience has been.
Each Captain gets real-time access to their team of Experts via a field platform app called Live Schedule. With the app, Captains can see live mapping locations, available inventory, and upcoming Consumer visits and interests. Live Schedule enables unparalleled visibility in a mobile world. Utilized by leaders across Enjoy, Live Schedule enables us to understand an Expert’s day in real-time. It also drives real-time insights that help our leaders provide coaching and support to Experts in real-time.
Mobile Inventory Management Platform:
Our Mobile Inventory Management Platform provides a real-time warehouse and logistics management application. The platform manages the end-to-end
movement of inventory, providing streamlined flows that enable Enjoy fulfillment teams to execute with incredible speed, accuracy, and efficiency. Moreover, our systems use a wealth of data—including demand, scheduling and route planning—to predict and prescribe what inventory to prepare for each visit. Our mobile inventory system will optimize committed inventory and additional inventory for incremental sales and provides insights on availability, routing flexibility, and many other use cases. It also packages the inventory into a pick and pack list that takes fulfillment operators through the warehouse in only one pass.
Smart Routing and Activity Assignment Algorithm:
Our Smart Routing and Activity Assignment Algorithm is a proprietary algorithm that matches Experts and inventory with Consumer orders in real-time. This real-time predictive planning model maximizes daily revenue and provides the best experience for every Consumer’s needs by regularly re-optimizing
routes and activities. The model generates routes and activities based on where every Expert is, where and when visits are scheduled, inventory availability, changing traffic conditions, and optimal times for Expert breaks.
Live Catalog:
Live Catalog is a proprietary merchandising platform (and app) available in select visits. It allows Experts to show Consumers all available inventory in the Expert’s vehicle at that moment. Consumers can browse and purchase the available inventory on-the-spot.
Consumers gain access to Live Catalog through a text from the Expert or a QR code scan during the visit. In addition, when a Consumer expresses interest in purchasing a product or service that is unavailable in the vehicle but available at the warehouse, we are able to capture this need via Live Catalog and schedule a future follow-up
visit for that Consumer, reserving the inventory for that Consumer on-the-spot.
Development Operations Platform:
Our technology is hosted on a third-party cloud computing infrastructure that can scale up quickly and efficiently. Our Development Operations Platform provides engineers with access to on-demand
staging environments with the push of a button, allowing them to pick their mix of Enjoy-developed applications, features, and databases. This allows our engineers to build prototypes for full-scale major feature releases with alerting, reporting, automated tests, escalations, and feature flagging at the market and individual levels.
Data Platform:
Our proprietary data platform delivers real-time data pipelines from all proprietary and nonproprietary systems. It maintains a central library of our data dictionary and definitions covering all aspects of our business.
The data platform is designed and built to scale. It leverages a variety of proprietary and commercially available tools to deliver consistent Key Performance Indicators and business performance metrics to all cross-functional teams and individuals within Enjoy. Further, the self-healing data pipeline created to build the underlying data repository and data warehouses ensure consistent and near-real time data insights that keep our stakeholders aligned and focused on priority opportunities.
Our data platform uses predictive learning models to power rapid experimentation, “what if” scenario simulations, and forecasting, all while enabling our business teams to succeed at scale.
Strategic Initiatives
: We expect to launch several strategic initiatives, including technology changes, to help mitigate future inventory challenges. Most importantly, we expect to have the ability to take future orders without currently possessing inventory just in time for the Fall 2022 new product introductions.
Competition
The
commerce-at-home
experience represents a shift in the traditional retail model by bringing a personalized, convenient retail experience through the door and into the comfort of Consumers’ homes. We believe that our differentiated model limits the number of direct competitors. As such, rather than direct competitors, we have indirect competitors in related service industries that compete with us for the time and attention of Consumers, but do not provide the same fulsome experience as us. These competitors include, but are not limited to:

•	Traditional on-demand “to the door” delivery services; and

•	Similar through the door services of traditional retailers and independent service providers.
We believe the principal competitive factors in our market include, but are not limited to:

•	Near-zero Consumer acquisition cost;

•	Operational efficiency and speed of delivery;

•	Business Partnerships;

•	Technological innovation;

•	Ability to attract, train, and retain talent;

•	Service standards and capabilities;

•	Consumer experience; and

•	Asset-light model.
We believe that our unique
commerce-at-home
model, trust-oriented industry Business Partnerships and high service standards differentiate us from other service-oriented participants and provide us with an important competitive advantage.
Seasonality
We have experienced and expect to continue to experience seasonal fluctuations in sales due to the spending patterns of Consumers. Our revenue has generally been lowest in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced smartphone and consumer technology, which usually take place in the third calendar quarter and which tend to drive sales in that quarter and the following quarter. Further, our revenue tends to be higher in the third and fourth calendar quarter due to seasonal sales such as “Black Friday” and “Cyber Monday,” as Consumers tend to make higher purchases during the holiday season. Our revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter.
Human Capital Management
Our mission is to deliver joy through life-improving mobile retail experiences each and every day. We believe that our continued success is dependent upon execution of this mission, and a critical component of delivering the best customer experiences is attracting, motivating and retaining great talent.
As of December 31, 2021, we had 2,723 full time employees, of which 2,255 are located in the North America segment and 468 are located in the Europe segment. We also employed 19 part time employees, of which 12 are located in the North America segment and 7 are located in the Europe segment.
We are committed to delivering a deeply rewarding experience for our employees and are continually focused on talent development and management. We have implemented a robust annual goal-setting and performance management process to drive Enjoy’s mission, through which we strive to ensure that employee performance is connected to our company strategy and goals, and employees are aligned with our core values: Experience Obsessed, Growth Mindset, Justice, Kindness and Winning Together. To facilitate talent attraction and retention, we focus on creating strong teams and a culture of innovation at every level of our organization through these core values. We also endeavor to offer a fair and competitive compensation and benefits program, provide a safe workplace and foster a community where everyone feels empowered to do their best work and like they can be themselves. Our company culture is at the forefront of everything we do. We value open lines of communication, and solicit feedback from our workforce through ongoing, periodic surveys, as well as hold weekly virtual town hall meetings on a wide range of topics to ensure that employees are engaged.
Code of Business Conduct and Ethics
We are committed to maintaining the highest standards of business conduct and ethics, and promoting a culture of integrity and accountability. Our Code of Business Conduct and Ethics (the “Code of Conduct”), which applies to each employee, officer, director, intern, contractor and agent who acts on our behalf, reinforces our core values and reflects the business practices and principles that support this commitment. Training on the Code of Conduct is mandatory upon employment. Highlights from our Code of Conduct include a non-retaliation
policy for anyone who, acting in good faith, notifies us of a possible violation of the Code of Conduct, our policies or the law; a commitment to human rights; a conflicts of interest policy; a statement on environmental compliance; and a policy on international business laws, including laws prohibiting bribery, corruption or the conduct of business with specified individuals, companies or countries.
Talent Development
We are committed to investing in our employees’ growth and development. Enjoy endeavors to provide employees with access to the tools and support they need to be successful, including a comprehensive onboarding program and bespoke ongoing learning programs engineered for continued learning and development. Additionally, we provide a Leadership Development Program for new transitioning, and seasoned leaders in the field and at headquarters to build strong leadership skills and teams across the organization.
Compensation and Benefits
Our compensation programs are designed to attract, motivate and retain employees to achieve Enjoy’s business objectives. Our programs are established based on market research and are designed to meet or exceed market benchmarks. Compensation programs include base salary, short-term incentives and equity awards that are designed to promote a performance-based culture. We also offer a comprehensive benefits program, including medical, dental and vision insurance; life insurance, flexible spending accounts, employee assistance program, paid time off, parental leave and a company-sponsored 401(k) plan.
Advancing Justice
We are an equal opportunity employer and committed to providing a work environment that is free of discrimination, bullying and harassment, and strive to maintain a culture that promotes equity, diversity and inclusion. We believe in the power of Enjoy employees’ combined voices to bring about change within Enjoy and in the communities we serve by working towards equity and holding ourselves accountable to just outcomes. We encourage our employees to identify injustices that affect the Enjoy community and collaboratively identify and implement solutions for lasting change. In addition, we create space for learning, listening, and inclusion through anonymous employee surveys and feedback, a dedicated Slack channel, as well as employee belonging groups. In 2021, we designated Juneteenth as an observed holiday and had our very first Day of Justice where we held listening and learning sessions with Diversity, Equity and Inclusion experts.
Health and Safety
Safety is very important to us, and we strive to provide our employees with a safe workplace and prioritize their physical and mental health and well-being. One of the ways in which we do this is by offering an Employee Assistance Program, which gives employees access to licensed professional counselors and other specialists at no cost for help with balancing work and life issues. Additionally, we offer our employees a confidential digital mental health wellbeing platform, Unmind, that can be accessed on any device at any time.

We also offer a wellness library comprised of country-specific supporting links to support mental, physical and financial well-being. Finally, we have programs that encompass occupational safety, emergency preparedness, occupational injury and illness, physical work, driver safety, dangerous goods handling and sanitation.
Approach to
COVID-19
Given the
in-person
nature of our field operations, following the onset of the
COVID-19
pandemic, we instituted contactless procedures to ensure the safety of our Field Experts and Consumers. We previously implemented a robust testing, masking and temperature check program to prevent the spread of the virus, restricted travel, provided PPE and increased the sanitization of our facilities. We also instituted weekly meetings involving a cross-functional team, including key senior management, to ensure that
COVID-19
related matters were addressed in a manner that was aligned with public health guidance and local regulations. As we continue to navigate through the evolving pandemic, we continue to evaluate ways to support the well-being of our employees in accordance with local laws and regulations and have dedicated internal teams that support our employees.
Intellectual Property
We rely on trademarks, domain names, patents, copyrights, trade secrets, contractual provisions and restrictions on access and use to establish and protect our proprietary rights.
As of December 31, 2021 we have 27 trademark registrations and applications in the United States and in several other jurisdictions outside the United States, including registrations for “Enjoy” and the Enjoy logo.
We are the registered holder of a variety of domestic domain names, including “enjoy.com.”
In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with certain employees, consultants, contractors and Business Partners. Certain employees and contractors are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our website.
Government Regulations
We operate in a regulated industry and are currently subject to, and may in the future become subject to, a wide variety of laws and regulations in the United States and other jurisdictions. These laws, regulations, and standards govern issues such as Internet and eCommerce, labor and employment, commissions and fees, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, environmental protection, personal injury, intellectual property, Consumer protection and warnings, marketing, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application and website accessibility, money transmittal, and background checks. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. For a discussion of the various risks we face from regulation and compliance matters, see “
Risk Factors—Risks Related to Our Legal and Regulatory Environment
”.
Corporate History and Background
Marquee Raine Acquisition Corp. (“MRAC” and, after the Domestication as described below, “New Enjoy”), our predecessor, a Cayman Islands exempted company, entered into an Agreement and Plan of Merger, dated as of

April 28, 2021 and amended on July 23, 2021 and September 13, 2021 (the “Merger Agreement”), by and among MRAC, MRAC Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of MRAC (“Merger Sub”), and Enjoy Technology Operating Corp. (f/k/a Enjoy Technology Inc.) (“Legacy Enjoy”), a Delaware corporation. We refer to the transactions contemplated by the Merger Agreement as the “Merger” and together with the Domestication (as defined below) as the “Transactions”.
On October 14, 2021, as contemplated by the Merger Agreement, MRAC filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which MRAC was domesticated and continues as a Delaware corporation, changing its name to “Enjoy Technology, Inc.” (the “Domestication”). On October 15, 2021 (the “Closing Date”), Legacy Enjoy consummated the Transactions with New Enjoy as contemplated by the Merger Agreement, and New Enjoy common stock and warrants began trading on the Nasdaq under the ticker symbols “ENJY” and ENJYW”, respectively.
Legacy Enjoy was incorporated in the state of Delaware in May 2014 and is headquartered in Palo Alto, California. Our telephone number is (888)
463-6569.
Our website is
www.enjoy.com
.
Available Information
We make available, free of charge through our website, our annual reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K,
and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.
The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors.
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.
In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”
Risks Related to Our Business and Operations
The
COVID-19
pandemic is unprecedented and has impacted, and may continue to impact, our key metrics and results of operations in numerous ways that remain volatile and unpredictable.
The impact of the ongoing
COVID-19
pandemic is severe, widespread, and continues to evolve. The pandemic and related government and private sector responsive actions have already affected the broader economies and financial markets, triggering an economic downturn, which has at points adversely affected, and could again adversely affect demand for our services. It is impossible to predict all effects and the ultimate impact of the
COVID-19
pandemic, as the situation continues to rapidly evolve. The
COVID-19
pandemic has disrupted the global supply chain and the preventative and protective measures currently in place, or which may be instituted

or
re-instituted
in the future, such as quarantines, business limitations and shutdowns, and travel restrictions, may interfere with the ability to deliver services to Consumers. If our ability to provide services are restricted or shut down, our revenue could be negatively impacted.
In addition, in response to the
COVID-19
pandemic, we are requiring or have required our employees to work remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may pose increased risks to our information technology assets, data and also result in consumer privacy and fraud concerns.
Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally, as a result of the
COVID-19
pandemic. Uncertainty in the economy, including the impact of inflation, could adversely impact consumer purchases of discretionary items across the consumer electronics market. We have also seen significant and rapid shifts in consumer purchasing behavior as this pandemic has evolved, particularly as it relates to what may be perceived as “essential” versus
“non-essential
items.” Our business was materially impacted by
COVID-19
in several ways. Typically, Consumer interactions occur within the Consumer’s home. Social distancing protocols changed the way we interact with the Consumer and our in-home
visits fell to zero in the early stages of the pandemic. Depending on the geography, during certain periods we had no in-home
visits and these visits remained significantly below
pre-COVID
levels throughout the pandemic. In addition, the Company furloughed employees in the U.K. beginning in April 2020 through August 2020 and again starting January 2021 through August 2021. These factors negatively impacted both Daily Mobile Store counts and Daily Revenue per Mobile store. To protect our employees and Consumers we implemented a variety of programs to provide masks, cleaning supplies and other protocols that remain in place. The Company cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
outbreak will have on our financial condition and operations. The full impact of the
COVID-19
outbreak on management estimates and the financial performance of the Company may depend on future developments, including the duration and spread of the outbreak, including new variants and their resistance to vaccines and related governmental advisories and restrictions. In addition, the Company could see some limitations on employee resources that would otherwise be focused on operations, including but not limited to sickness of employees or their families, desire for employees to avoid contact with groups of people, and increased reliance on working from home. It is also difficult to predict how our business might be impacted by changing consumer spending patterns as a result of the
COVID-19
pandemic. Factors that could affect consumers’ willingness to make discretionary purchases include, among others: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions and stimulus checks and risks, inflation, or the public perception of risks related to epidemics or pandemics like
COVID-19.
In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected, and we could experience lower than expected revenue, net income, and Adjusted EBITDA.
We have a limited operating history with a new model and strategy for delivering product and services in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We launched operations in 2015 and our business and service model are new and untested, without a proven precedent, and we may fail to achieve the degree of market acceptance by Business Partners and Consumers necessary for commercial success and meeting our financial forecast. This limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include our ability to:

•	accurately forecast our revenue and plan our operating expenses;

•	increase the number of and maintain existing multi-year contractual relationships with leading telecommunications and technology companies;

•	increase the number of and retain existing Consumers and Experts that service Consumers;

•	successfully compete with current and future competitors;

•	successfully expand our business in existing markets and enter new markets and geographies;

•	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

•	maintain and enhance the value of our reputation and brand;

•	adapt to rapidly evolving trends in the ways consumers interact with technology;

•	avoid interruptions or disruptions in our services;

•	develop a scalable, high-performance infrastructure that can efficiently and reliably handle increased demand, as well as the deployment of new features and services;

•	hire, integrate, and retain talented technology, sales, customer service, and other personnel;

•	effectively manage rapid growth in our personnel and operations; and

•	effectively manage our costs related to Experts.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “
Risk Factors
” section, our business, financial condition, and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.
Our operating results are subject to the seasonal nature of our Business Partners’ businesses and consumer behavior patterns.
Our business is highly dependent on consumer behavior patterns that we have observed over time. A portion of our Business Partners experience seasonal slowdowns. We have historically experienced higher revenue in the third and fourth calendar quarters as compared to other quarters in our fiscal year due in part to seasonal holiday demand. Additionally, new product and service introductions, as well as the timing of such product and service introductions, can significantly impact revenue and operating expenses. Other seasonality trends may develop and the existing seasonality and consumer behavior that we experience may change or become more significant. As a result, analysts and investors may inaccurately estimate the effects of seasonality on our operating results in one or more future quarters and, consequently, our operating results may fall below expectations.
We may not succeed in promoting and sustaining our brand or commercial relationships, which could have an adverse effect on our reputation and harm our business.
A critical component of our future growth is our ability to promote and sustain our brand and commercial relationships, which we believe can be achieved by providing a high-quality Consumer experience. An important element of our brand promotion strategy is establishing a relationship of trust with our Business Partners and Consumers. In order to provide a high-quality Customer and Consumer experience, we have invested and intend to continue to invest substantial amounts of resources in the development and functionality of our website, technology infrastructure, customer service operations, and personnel development. Our ability to provide a high-quality experience for Consumers and Customers is also highly dependent on external factors over which we may have little or no control, including, without limitation, suppliers and third-party carriers. If Consumers are dissatisfied with the quality of the products they have been sold or the service they receive and their overall experience, or if we or our Business Partners cannot deliver products to Consumers in a timely manner or at all, our Business Partners and Consumers may stop using our services.
Our failure to provide our Business Partners and Consumers with high-quality services for any reason could substantially harm our reputation and adversely impact our efforts to develop Enjoy as a trusted brand and business partner, which could have an adverse effect on our business, results of operations, financial condition and prospects.
There is also increased focus, including by Consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental
organizations, on social, environmental and sustainability matters.
Our reputation could be damaged if we or our Business Partners do not (or are perceived not to) act responsibly regarding social, environmental and sustainability standards or, if we fail to appropriately respond to concerns raised by Consumers, investors and other interested persons, which could have an adverse effect on our business, financial condition and results of operations.
If we fail to manage our growth effectively, our commercial relationships, results of operations and business could be harmed.
We have experienced rapid growth in our headcount and operations, both through organic growth and recent commercial relationships. This growth places substantial demands on management and our operational infrastructure. Many of our employees have been with us for fewer than 18 months. We have made, and intend to continue to make, substantial investments in our technology, customer care, sales and marketing infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. We may not be able to manage growth effectively. If we do not manage the growth of our business and operations effectively, the quality of our services and the efficiency of our operations could suffer, which could harm our commercial relationships, business and results of operations.
We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
In connection with the preparation of our financial statements, material weaknesses in our internal control over financial reporting were identified as of December 31, 2019 and remain un-remediated
as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are as follows:

•
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient number of professionals with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.

•
We did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over the segregation of duties related to journal entries and account reconciliations. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system and (ii) prepare and review account reconciliations.

•
We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of the financial statements. Specifically, we did not design and maintain: (i) program change management controls for all financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications and data to appropriate personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored, and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the financial statements, however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of
IT-dependent
controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

The material weaknesses described above did not result in a misstatement to our annual or interim consolidated financial statements. However, each of these material weaknesses could result in a misstatement of our financial statement accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the previously identified material weaknesses. We have taken, and will continue to take, the following actions towards remediation of the material weaknesses.

•
We have hired, and will continue to hire, personnel with appropriate level of knowledge, training, and experience in accounting and finance to improve our financial accounting and reporting departments and our internal control over financial reporting. During the fourth quarter of 2021, we provided financial reporting and internal control training to enhance employees’ competence and experience required to fulfill their roles and responsibilities.

•
During the fourth quarter of 2021, we initiated performing a risk assessment over our financial reporting and our internal control over financial reporting, including identification of financially relevant systems and business processes at the financial statement assertion level, and to identify controls to address the identified risks. We will continue to complete our risk assessment and enhance the design of existing controls, as well as implement new controls in future periods.

•
We plan to design and implement controls over the preparation and review of journal entries and account reconciliations, including controls over the segregation of duties. We have begun to strengthen, and will continue to strengthen, controls related to segregation of duties related to financial accounting and reporting systems.

•
We plan to design and implement IT general controls, including controls over the provisioning and monitoring of user access rights and privileges, change management processes and procedures, batch job and data backup authorization and monitoring, and program development approval and testing.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible. We have made progress towards remediation and will continue to implement our remediation plan for the material weaknesses in internal control over financial reporting described above. We will not consider the material weaknesses remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation could potentially go beyond fiscal year 2022. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
While we believe these efforts will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design or maintain effective internal control over financial reporting or any difficulties encountered in the implementation or improvement could increase compliance costs, negatively impact share trading prices, or otherwise have a material and adverse effect on our business, operating results, financial condition and prospects or cause us to fail to meet our reporting obligations.
We may not timely and effectively scale and adapt our existing technology and business to meet the expectations of our Business Partners, which would adversely affect our business, reputation, financial performance, financial condition, cash flows and results of operations.
We expect to continue to make significant investments to maintain and improve the availability of our services. However, it may become increasingly difficult to meet our Business Partners’ expectations and maintain, improve and scale our platform and services due to factors beyond our control. If our services are unavailable when Business Partners and Consumers attempt to access them, or if we fail to meet their expectations, Business Partners and Consumers may seek other service providers, and may not return to our platform as often in the future, or at all. This would adversely affect our ability to attract Business Partners, Consumers, and Experts, and decrease the frequency with which Business Partners and Consumers use our services. To the extent that we do not effectively address capacity constraints, upgrade our services as needed, or continually develop our logistics systems to accommodate actual and anticipated changes in technology, our business, reputation, financial condition, and results of operations would be adversely affected.
We rely on consumer discretionary spending, which is adversely affected by economic downturns, including economic recession or depression, and other macroeconomic conditions or trends.
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the consumer electronics market. One of the factors that may negatively influence consumer spending on consumer electronics is economic downturns, including economic recessions or depressions, high levels of unemployment, higher consumer debt levels, inflation rates, reductions in net worth, and declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment. Many of these factors have occurred, and may continue to become more prevalent, as a result of the
COVID-19
pandemic. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes,

wildfires, and threats to public health, such as the current outbreak of
COVID-19
pandemic. Consumer purchases of new electronics may decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
We depend on our highly skilled employees to grow and operate our business, and if we are unable to hire, retain, manage, compensate appropriately, train and motivate our employees, or if our new employees do not perform as we anticipate, we may not be able to grow effectively and our business, financial condition and results of operations could be adversely affected.
Our future success will depend in part on the continued service of our founders, senior management team, key technical employees, and other highly skilled employees, including Ron Johnson, our co-founder
and Chief Executive Officer, and on our ability to continue to identify, hire, develop, motivate, compensate appropriately, train and retain talented employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, all of our U.S.-based employees, including our senior management team and Mr. Johnson, work for us on an at-will
basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our senior management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute its plans and strategies, our business, financial condition, and results of operations could be adversely affected.
We face intense competition for highly skilled employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our common stock is likely to be volatile and could be subject to fluctuations in response to various factors and may not appreciate. If the perceived value of our equity awards declines for this or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.
Changes in the availability of and the cost of labor could adversely affect our business.
Our business could be adversely impacted by increases in labor costs, both domestically and internationally, including increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets and increased wages, benefits and costs related to the
COVID-19
pandemic. The growth of our business can make it increasingly difficult to locate and hire sufficient numbers of employees, to maintain an effective system of internal controls and to train employees worldwide to deliver a consistently high-quality product and Consumer experience, which could materially harm our business and results of operations. Additionally, while our employees are not unionized, if they were to become unionized, our labor costs could increase and our business could be negatively affected by other requirements and expectations that could increase our costs, change our employee culture, decrease our operational flexibility and disrupt our business, which could adversely affect our operating efficiency. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived and have adverse effects on our business, including on our financial results.

The market for the Mobile Store is still in relatively early stages of growth, and if this market does not continue to grow, grows slower than we expect, or fails to grow as large as we expect, our business, financial condition, and results of operations could be adversely affected.
The Mobile Store market has grown rapidly since we launched operations in 2015, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend to a substantial extent on the willingness of people to widely adopt the Mobile Store experience and the services that we offer. If the public does not perceive these services as beneficial, or chooses not to adopt them as a result of concerns regarding safety, affordability, or for other reasons, whether as a result of incidents related to our Business Partners’ products and services or at the point of delivery or otherwise, or instead adopts alternative solutions that may arise, then the market for our services may not further develop, may develop slower than we expect, or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition, and results of operations.
If we do not continue to innovate and further develop our services, we fail to perform our services effectively and keep up with product life cycles or consumer upgrade behavior, or we are not able to keep pace with technological developments, we may not remain competitive and our business and results of operations could suffer.
Our success depends in part on our ability to continue to innovate and further develop our services. To remain competitive, we must continuously enhance and improve our services. If we fail to expand the suite of services that we offer, or if we fail to continuously enhance and improve our existing services to keep up with product life cycles or consumer upgrade behavior, our ability to retain and acquire Consumers and Business Partners could be adversely affected. Our future success could depend on our ability to expand our product mix and respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.
We have scaled our business rapidly, and significant new features and services have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to our services may involve significant technical risks and upfront capital investments that may not generate return on investment. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced services or if our recently introduced offerings do not perform in accordance with our expectations, our Business Partners and Consumers that utilize our services may forego the use of our services in favor of those of our competitors.
We are involved in and may pursue additional strategic relationships. We may have limited control over such relationships, and these relationships may not provide the anticipated benefits.
We are involved in various strategic relationships, including with Apple, AT&T, BT Group, including EE, and Rogers Communications, which we expect will benefit our business and help us to achieve growth in the U.S., the U.K. and Canada, respectively. As of December 31, 2021, our top two Business Partners in the U.S. and the U.K. accounted for 62% and 15% of our revenue, respectively. We expect the percentage of these two Business Partners as a portion of our revenue to decline over time as our partner relationships expand. A loss of or reduction in business from, or consolidation of, these or any other major Business Partners could have an adverse effect on our business, financial condition, financial performance and prospects.
We also may pursue and enter into additional strategic relationships in the future. Such relationships involve risks, including but not limited to: maintaining good working relationships with the other party; any economic or business interests of the other party that are inconsistent with ours; the other party’s failure to fund its share of capital for operations or to fulfill its other commitments, including providing accurate and timely accounting and financial information to us, which could negatively impact our operating results; loss of key personnel; actions taken by our commercial relationships that may not be compliant with applicable rules, regulations and laws;

reputational concerns regarding our Business Partners or our leadership; bankruptcy, requiring us to assume all risks and capital requirements related to the relationship, and the related bankruptcy proceedings potentially having an adverse impact on the relationship; and any actions arising out of the relationship that may result in reputational harm or legal exposure to us. Further, these relationships may not deliver the benefits that were originally anticipated. Any of these factors may have an adverse effect on our business, results of operations, financial condition and prospects.
We are committed to expanding our service offerings and enhancing the Mobile Store experience, which will require significant operating expenditures, may not maximize short-term financial results and may yield results that conflict with the market’s expectations, which could result in our stock price being adversely affected.
We are passionate about expanding our services and continually enhancing the Mobile Store experience, with a focus on driving long-term engagement through innovation, the expansion of our services, and providing high-quality support, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Mobile Store experience, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected.
We face intense indirect competition in attracting Consumers, and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.
The markets in which we operate are intensely competitive and are characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. Our Business Partners do not currently depend on a local, in-home
sales team, and the development of their own sales team, rather than their reliance on us, could negatively affect our business. As we continue to expand our presence internationally, we will also face competition in these markets. In addition, we compete with traditional brick and mortar retailers with regard to capturing consumer attention. Changing traditional retail habits is difficult, and if Business Partners and consumers do not embrace the transition to local, in-home
delivery as we expect, our business, financial condition, and results of operations could be adversely affected.
Our future competitors may have competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, established relationships with Customers and larger existing user bases in certain markets, more successful marketing capabilities, and substantially greater financial, technical and other resources than we have. Greater financial resources, technical expertise and sales tactics may allow these competitors to respond more quickly to new or emerging technologies and changes in consumer preferences that may render our services less attractive or obsolete. If we fail to attract certain partners in a specific geographic market, or if partners choose to engage exclusively with our competitors, we may lack a sufficient variety and supply of product offerings or lack access to the most popular products, such that our offering would become less appealing to consumers. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including electronics manufacturers. Our competitors could also introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Such competitive pressures may lead us to maintain or lower our rates and fees or maintain or increase our incentives, discounts and promotions in order to remain competitive, particularly in markets where we do not have a leading position. Such efforts may negatively affect our financial performance, and there is no guarantee that such efforts will be successful.
For all of these reasons, we may not be able to compete successfully. If we lose existing Business Partners, Consumers, or Experts that utilize or provide our services, fail to attract new Business Partners, Consumers, or Experts, or are forced to make pricing concessions as a result of increased competition, our business, financial condition, and results of operations would be adversely affected.

Risks associated with our product mix and our current and future Business Partners for whom we provide services and deliver product could adversely affect our financial performance as well as our reputation and commercial relationships.
Our financial performance is affected by the mix of products we deliver during a given period. There can be no guarantee that we will be able to successfully alter or expand our product mix to include higher gross margin products. Our financial forecasts and guidance may include assumptions about product sales mixes. If actual results vary from this projected product mix of sales, our results of operations and financial condition could be adversely affected.
We also depend on our ability to provide Consumers with a wide range of services related to products provided from qualified Business Partners and suppliers in a timely and efficient manner. Our inability to obtain products from suppliers in sufficient quantities, or at all, could adversely affect our product offerings and our business and impact our financial forecasts and guidance. Political and economic instability, global or regional adverse conditions, such as pandemics or other disease outbreaks or natural disasters, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, including import-related taxes, transport security, inflation and other factors relating to our suppliers are beyond our control. As an example, the ongoing
COVID-19
pandemic could adversely impact supplier facilities and operations due to factory closures and risks of labor shortages, among other things, which may adversely affect our business, financial condition and results of operations.
There can be no assurance that we will be able to establish new or otherwise extend current commercial relationships on acceptable commercial terms. Our ability to develop and maintain relationships with our Business Partners and offer their high quality merchandise to Consumers is critical to our success. If we are unable to develop and maintain relationships with Business Partners that would allow us to offer a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy Consumers’ needs, and therefore our long-term growth prospects, would be adversely affected.
Further, we rely on our Business Partners’ representations of product quality, safety and compliance with applicable laws and standards. If our Business Partners, suppliers or other vendors violate applicable laws or regulations, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation and negatively affect our operating results. Further, concerns regarding the safety and quality of products provided by our Business Partners could cause Consumers to avoid purchasing those products, or avoid using our services altogether, even if the basis for the concern is outside of our control. As such, any issue, or perceived issue, regarding the quality and safety of any items we sell, regardless of the cause, could adversely affect our commercial relationships, reputation, operations and financial results.
We also are unable to predict whether any of the countries in which our Business Partners’ products are currently manufactured or may be manufactured in the future will be subject to new, different, or additional trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to Consumers and adversely affect our financial performance as well as our reputation and commercial relationships. Furthermore, some or all of our Business Partners’ foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.
In addition, our business with foreign Customers and suppliers, may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any movement by any other foreign currency against the U.S. dollar may result in higher costs to consumers for those goods, thus decreasing the need for our services or impairing our ability to deliver our services at their current cost. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign suppliers to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments, or discontinue selling with us altogether, any of which could ultimately reduce our sales or increase our costs.

We depend on our Business Partners to perform certain services regarding the products that we offer.
Our Business Partners are often responsible for conducting a number of traditional retail operations with respect to their respective products, including maintaining inventory and preparing merchandise for shipment to Consumers. In these instances, we may be unable to ensure that our Business Partners will perform these services to Consumers’ satisfaction in a manner that provides Consumers with a unified brand experience or on commercially reasonable terms.
Moreover, we carry our Business Partners’ products on consignment. This inventory is either manufactured or procured by our Business Partners and delivered to our warehouses. We cannot guarantee with certainty that we will have adequate inventory at all times to support our business. At times our business can face disruptions stemming from inventory shortages driven by new product releases with high consumer demand, supply constraints and political, environmental or other factors. If Consumers become dissatisfied with the products and/or services provided by our Business Partners, our business, reputation and commercial relationships could suffer.
We rely on third-party background check providers to screen potential employees, including Experts, and if such providers fail to provide accurate information or we do not maintain business relationships with them, our business, financial condition, and results of operations could be adversely affected.
We rely on third-party background check providers to provide the civil and criminal records of potential employees, including Experts, to help identify those that are not qualified to join our team pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations.
If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider and may not be able to secure similar terms or replace such partners in an acceptable timeframe. In each of the jurisdictions in which we operate (the United States, Canada and the U.K.), we rely on a single third-party background check provider for that jurisdiction. If we cannot find alternate third-party background check providers, in our respective jurisdictions, on terms acceptable to us, we may not be able to timely onboard potential Experts, and as a result, our platform may be less attractive to potential Experts and we may have difficulty finding enough Experts to meet consumer demand. Further, if the background checks conducted by our third-party background check providers are inaccurate or do not otherwise meet our expectations, qualified Experts may be inadvertently excluded from our platform and unqualified Experts may be permitted to make deliveries, and as a result, we may be unable to adequately protect or provide a safe environment for Consumers. In addition, if the background checks conducted by our third-party background check providers do not meet the requirements under applicable laws and regulations, we could face legal liability or negative publicity.
We are also subject to a number of laws and regulations applicable to background checks for potential and existing Experts that utilize our platform. If we or our third-party background check providers fail to comply with applicable laws, rules, and legislation, our reputation, business, financial condition, and results of operations could be adversely affected, and we could face legal action, including class, collective or other representative actions. In addition, background check qualification processes may be limited in certain jurisdictions based on national and local laws, and our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of employment eligibility.
In jurisdictions where our industry does not have regulations establishing standards for background checks, we decide on the scope of our background checks and the cadence with which we conduct such background checks. By choosing background checks that may be less thorough in scope than we are permitted to conduct under applicable law or regulation, or by failing to run additional background checks after Experts are on-boarded,
we may face negative publicity or become subject to litigation in the future.
Any negative publicity related to any of our third-party background check providers, including publicity related to safety incidents or actual or perceived privacy or data security breaches or other security incidents, could adversely affect our reputation and commercial relationships, and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

Our policies, procedures and programs to safeguard the health, safety and security of our team members, Consumers and others may not be adequate, and any actual or alleged conduct by our team members has exposed, and may in the future expose, us to legal risk and damage our reputation.
As of December 31, 2021, we had 2,723 full-time employees, of which 2,255 are located in the North America segment and 468 are located in the Europe segment.
Illegal, improper, or otherwise inappropriate activities by employees, particularly Experts, have occurred, and in the future may occur, which could adversely affect our brand, business, financial condition, and results of operations. While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities and what we believe to be the best practices to safeguard the health, safety and security of our team members, independent contractors, Consumers and others at our in-home
visits, these measures may not adequately address or prevent all illegal, improper, or otherwise inappropriate activity by these parties from occurring and such conduct could expose us to liability, including through litigation, or adversely affect our brand or reputation. If these policies, procedures and programs are not adequate, or team members do not receive related adequate training or do not follow these policies, procedures and programs for any reason, the consequences may be harmful to us, which could impair our operations and cause us to incur significant legal liability or fines, and negatively impact our commercial partnerships. In addition, negative public opinion could result from actual or alleged conduct by team members.
We may in the future be, named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business based on alleged acts of misconduct by team members, including Experts on in-home
visits as well as motor vehicle accidents involving our Experts. These actions may seek, among other things, compensation for alleged personal injury, sexual harassment, workplace misconduct, wage and hour claims and other employment-related damages, negligence or gross negligence, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief. The outcome of any allegations, lawsuits, claims or legal proceedings is inherently uncertain and could result in significant costs, damage to our brands or reputation and diversion of management’s attention from our business. Our insurance may not cover, or may be insufficient to cover, any legal liability or fines that we incur for health, safety or security incidents
If our insurance coverage is insufficient or our insurers are unable to meet their obligations, our insurance may not mitigate the risks facing our business.
Our insurance policies cover a number of risks and potential liabilities, such as general liability, property coverage, tech errors and omissions liability, employment liability, business interruptions, crime, auto and directors’ and officers’ liability. For certain types of business risk, we may not be able to, or may choose not to, acquire insurance or insurance may not be available to us on economically reasonable terms. In addition, the scope of coverage offered to us by insurers may be limited, and may not include some of our risks or liabilities. In addition, our insurance may not adequately mitigate the risks we face, or we may have to pay high premiums and/or deductibles for the coverage we do obtain. Additionally, if any of our insurers becomes insolvent, such insurers would be unable to pay any claims that we make.
Without obtaining adequate capital funding or improving our financial performance, we may not be able to continue as a going concern.
Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern without additional capital raising activities. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2021, describing the existence of substantial doubt about our ability to continue as a going concern. We believe that we will need additional capital raising activities to fund our expansion plans, realize our business objectives and to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could inhibit our growth.
In the future, we could be required to or may decide to raise capital through public or private financings or other arrangements. Such financings or arrangements may not be available on acceptable terms, or at all, and our failure to raise capital when needed or desired could harm our business. Our ability to raise additional capital, if and when required, will depend on, among other factors, investor demand, our operating performance, our credit rating, and the condition of the capital markets. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, holders of our common stock, including holders of any common stock issued upon conversion of our convertible notes, may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures or continue as a going concern.
Our recent growth rates may not be sustainable or indicative of our future growth.
Our historical growth rates may not be sustainable or indicative of future growth. We believe that our continued revenue growth will depend upon, among other factors, our ability to:

•	build our brand and launch new commercial relationships;

•	acquire new Consumers and increase repeat purchases from existing Consumers;

•	develop new features to enhance the Consumer experience;

•	increase the frequency with which new and repeat Consumers purchase products from our Customer’s sites through merchandising, data, analytics and technology;

•	increase delivery speed and improve the delivery experience for Consumers through the continued build-out of our proprietary logistics network;

•	continue to expand internationally; and

•	opportunistically pursue strategic acquisitions.
We cannot assure you we will be able to achieve any of the foregoing. Our Consumer base may not continue to grow or may decline as a result of increased competition and the maturation of our business. Failure to continue our revenue growth rates could have an adverse effect on our financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain or increase profitability in the future.
We have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to maintain or increase profitability in the future. During the years ended December 31, 2021 and 2020 the Company incurred net losses of $220.6 million and $157.8 million, respectively and cash outflows from operations of $174.6 million and $95.3 million, respectively. As of December 31, 2021 and 2020, the Company had accumulated deficits of approximately $642.5 million and $421.9 million, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended, and expect to continue to expend, substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
Additionally, the stock-based compensation expense related to our RSUs and other outstanding equity awards increased our expenses, in particular, in the quarter in which the Transactions were completed and will increase our expenses in future periods. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to maintain or increase profitability.
We may face difficulties as we expand our operations into new local markets in which we have limited or no prior operating experience.
Our capacity for continued growth depends in part on our ability to expand our operations into, and compete effectively in, new local markets. It may be difficult for us to understand and accurately predict consumer preferences and purchasing habits in these new local markets. In addition, each market has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate, and our costs associated with insurance, support, fraud and onboarding new Experts. In addition, each market is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive services than alternative options and our ability to efficiently attract and retain Business Partners, Consumers and Experts, all of which affect our sales, results of operations and key business metrics. As a result, we may experience fluctuations in our results of operations due to the changing dynamics in the local markets where we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition and results of operations could be adversely affected.
Risks Related to Our International Operations
Our global operations involve additional risks, and our exposure to these risks will increase as our business continues to expand.
We operate in a number of jurisdictions and intend to continue to expand our global presence, including in emerging markets. We face complex, dynamic and varied risk landscapes in the markets in which we operate. As we enter countries and markets that are new to us, we must tailor our services and business model to the unique circumstances of such countries and markets, which can be complex, difficult, costly and divert management and personnel resources. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with global operations in general. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses or our failure to adapt our practices, systems, processes and business models effectively to the consumer and supplier preferences of each country into which we expand, could slow our growth. Certain markets in which we operate have, or certain new markets in which we may operate in the future may have, lower margins than our more mature markets, which could have a negative impact on our overall margins as our revenue from these markets grow over time.
In addition to the risks outlined elsewhere in this section, our global operations are subject to a number of other risks, including:

•	currency exchange restrictions or costs and exchange rate fluctuations;

•	exposure to local economic or political instability, threatened or actual acts of terrorism and security concerns in general;

•
compliance with various laws and regulatory requirements relating to anticorruption, antitrust or competition, economic sanctions, data content, privacy and data security, consumer protection, employment and labor laws, health and safety, and advertising and promotions;

•	differences, inconsistent interpretations and changes in various laws and regulations, including international, national, state and provincial and local tax laws;

•	weaker or uncertain enforcement of our contractual and intellectual property rights;

•	preferences by local populations for local providers;

•
slower adoption of the internet and mobile devices as advertising, broadcast and commerce mediums and the lack of appropriate infrastructure to support widespread internet and mobile device usage in those markets;

•	our ability to support new technologies, including mobile devices, that may be more prevalent in certain global markets;

•
difficulties in attracting and retaining qualified employees in certain international markets, as well as managing staffing and operations due to increased complexity, distance, time zones, language and cultural and employment law differences; and

•	uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of precedent.
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia and Belarus. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the U.S., NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business.
Fluctuations in currency exchange rates could adversely affect our financial performance and our reported results of operations.
Because we generate net revenue in the local currencies of our international business, our financial results are impacted by fluctuations in currency exchange rates. The results of operations of our international business is exposed to currency exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency to U.S. dollars for financial reporting purposes. Our financial statements are denominated in U.S. dollars and, as a result, fluctuations in currency exchange rates may adversely affect our results of operations or financial results. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated net revenues or expenses will result in increased U.S. dollar denominated net revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the Euro, the British pound, or the Canadian dollar, our translation of foreign currency denominated net revenues or expenses will result in lower U.S. dollar denominated net revenues and expenses. To date, we have not entered into any currency hedging contracts. As a result, fluctuations in foreign exchange rates could significantly impact our financial results.
Risks Related to Our Intellectual Property
Failure to adequately protect, maintain or enforce our intellectual property rights could substantially harm our business and results of operations.
We rely on a combination of trademark, copyright, confidential information, trade secrets, and contractual restrictions to protect our intellectual property. The protection offered by these has its limitations. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties have used, and may in the future use, our trademarks or similar trademarks.

We do not have comprehensive registered protection for all of our intellectual property in all jurisdictions around the world. There is no guarantee that we will be the first to submit trademark applications in all territories and/or classes for our brands. In addition, there is no guarantee that our pending trademark applications for any mark will proceed to registration, our pending applications may be opposed by a third party prior to registration, and even those trademarks that are registered could be challenged by a third party, including by way of revocation or invalidity actions. For example, our applications to register the name “Enjoy” and our ENJOY & Design logo as trademarks in Canada were successfully opposed by a third party. Our competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly diluting our brand and leading to brand dilution or consumer confusion. Third parties may apply to register our trademarks or other trademarks similar to our trademarks in jurisdictions before us, thereby creating risks relating to our ability to use and register our trademarks in those jurisdictions. In addition, there could be potential trade name or trademark ownership or infringement claims brought by owners of other rights, including registered trademarks, in our marks or marks similar to ours. Any claims of infringement, brand dilution or consumer confusion related to our brand (including our trademarks) or any failure to renew key license agreements on acceptable terms could damage our reputation and brand identity and substantially harm our business and results of operations.
Domain names generally are regulated by internet regulatory bodies, and the regulation of domain names is subject to change. Regulatory bodies have and may continue to establish additional top-level
domains, appoint additional domain name registrars or modify the requirements for holding domain names. We may not be able to, or it may not be cost effective to, acquire or maintain all domain names that utilize the name “Enjoy” in all of the countries in which we currently conduct or intend to conduct business. If we lose the ability to use a domain name, we could incur significant additional expenses to market our products within that country, including the development of new branding. This could substantially harm our business, results of operations, financial condition and prospects.
Litigation or similar proceedings have been necessary in the past and may be necessary in the future to protect, register and enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Further, any changes in law or interpretation of any such laws, particularly intellectual property laws, may impact our ability to protect, register or enforce our intellectual property rights. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources and could substantially harm our business, results of operations, financial condition and prospects.
Assertions by third parties of infringement or misappropriation by us of their intellectual property rights or confidential know how could result in significant costs and substantially harm our business and results of operations.
Third parties may in the future assert that we have infringed or misappropriated their trademarks, copyrights, confidential know how, trade secrets, patents or other intellectual property rights. We cannot predict whether any such assertions or claims arising from such assertions will substantially harm our business and results of operations, whether or not they are successful. If we are forced to defend against any infringement or other claims relating to the trademarks, copyright, confidential know how, trade secrets, patents or other intellectual property rights of third parties, whether they are with or without merit or are determined in our favor, we may face costly litigation or diversion of technical and management personnel. Furthermore, the outcome of a dispute may be that we would need to cease use of some portion of our technology or trademarks, develop non-infringing
technology, engage in
re-branding.
pay damages, costs or monetary settlements or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. Any such assertions or litigation could adversely affect our business, results of operations, financial condition and prospects.

Our platform utilizes open source software, and any failure to comply with the terms of these open source licenses could negatively affect our business.
We use open source software in our platform and expect to use open source software in the future. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, to re-engineer
all or a portion of our technologies, or otherwise to be limited in the use or licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business and operating results.
Defects, errors or vulnerabilities in our applications, backend systems or other technology systems and those of third-party technology providers, including our logistics systems and procedures, could harm our reputation and commercial relationships and adversely impact our business, financial condition and results of operations.
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Our practice is to effect frequent releases of software updates, sometimes multiple times per day. The third-party software, including our SaaS platform, that we incorporate into our platform may also be subject to errors or vulnerabilities and could render our platform inoperable. Any errors or vulnerabilities discovered in our code or from third-party software after release could result in negative publicity, a loss of users or loss of revenue and access or other performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects or vulnerabilities could adversely affect our business, reputation, commercial relationships, financial condition and results of operations.
Use of social media, emails and text messages may adversely impact our reputation or subject us to fines or other penalties.
We use social media, emails, push notifications and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, Consumers or others. Information concerning us or our Business Partners, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our commercial relationships, reputation or business. The harm may be immediate without affording us an opportunity for redress or correction and could have an adverse effect on our reputation, business, operating results, financial condition and prospects.

Risks Related to Our Legal and Regulatory Environment
Our business is subject to a variety of laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business or results of operations.
The
commerce-at-home
experience is in our view a nascent industry model and developing. We are subject to a wide range of evolving federal, state, and local laws and regulations, many of which may have limited to no interpretation precedent as it relates to our business model.
In addition, we may be subject to foreign privacy, data security and other laws and regulations, including without limitation the EU General Data Protection Regulation (“GDPR”) and the Personal Information Protection and Electronic Documents Act (Canada), which can be more restrictive than those in the United States and could impact our ability to transfer, process and/or receive transnational data. The regulatory framework for privacy and security issues is evolving and may remain in flux for some period of time. It is difficult to ascertain whether this will impact our business in the United Kingdom and Canada. It is also likely that if our business grows and evolves and our services are used in a greater number of geographies, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.
If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or features, which would negatively affect our business. In addition, the increased attention focused upon potential sources of liability as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability could also harm our business and results of operations.
We may be subject to general litigation, regulatory disputes and government inquiries.
As a growing company with expanding operations, we have in the past faced, and may in the future increasingly face the risk of claims, lawsuits, government investigations and other proceedings concerning, among other things, our failure to promote and sustain our brand or commercial relationships, competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims (including those relating to our compliance with the Americans with Disabilities Act of 1990), securities, tax, labor and employment, commercial disputes, and services. The number and significance of these disputes and inquiries have increased as the political and regulatory landscape changes, as we have grown larger and expanded in scope and geographic reach, and as our services have increased in complexity. For example, we are currently subject to, and may in the future be subject to, various employment-related claims filed against us in state courts, and with federal and state agencies, and tribunals in the United Kingdom.
It is often challenging to predict the commencement or outcome of such disputes and inquiries with certainty. Regardless of the outcome, these can have an adverse impact on our business due to legal costs, diversion of management resources, and other factors. Determining reserves for any litigation is a complex and fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could harm our business. These proceedings could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain products or services, requiring a change in our business practices in costly ways or requiring development of non-infringing
or otherwise altered products or technologies. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liabilities, which could have an adverse effect on our business, results of operations, financial condition and prospects.

Government regulation of the Internet and eCommerce is evolving, and unfavorable changes could substantially harm our business and results of operations.
We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the Internet and eCommerce. Existing and future laws and regulations may impede the growth of the Internet, eCommerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data security, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and
e-commerce.
Unfavorable resolution of these issues may harm our business and results of operations.
Our use and processing of personal information and other data is subject to laws and obligations relating to privacy, and data security, and the actual or perceived failure by us or our vendors to comply with such laws and obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) personal information and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. Numerous local, state, federal and foreign laws, rules and regulations govern privacy, data security, data protection and our collection, use, disclosure and other processing of personal information and other types of data. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the United Kingdom, Canada, and other jurisdictions.
Among the most stringent of these laws is the GDPR, which went into effect in the European Union in May 2018 and also has been transposed into the domestic law of the U.K., where we operate. The GDPR requires organizations, among other things, to give detailed notices about the processing of personal information; impose contractual data security requirements on vendors and partners entrusted with personal information; meet extensive data protection governance requirements; give data breach notifications; and honor individuals’ data access, deletion, and correction requests. Companies that violate the GDPR can face private litigation, bans on data processing, fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue and other administrative penalties.
In addition, European legislative proposals and present laws and regulations — other than the GDPR — apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities.
Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU, the UK or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal information transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal information to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal information transfers out of the EEA to these jurisdictions. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal information outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue
personal data.
If we cannot implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal information to the United States could significantly and negatively impact our business operations, limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws, or requiring us to increase our personal information processing capabilities and infrastructure in foreign jurisdictions at significant expense.
We also operate in Canada, where the Personal Information Protection and Electronic Documents Act (“PIPEDA”), and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation (“CASL”) prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with Canada’s federal or provincial privacy or data protection laws can result in significant fines and penalties or possible damage awards.
U.S. privacy and data security laws are also complex and changing rapidly. Many states have enacted laws regulating the online collection, use and disclosure of personal information and requiring companies to implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals and/or governmental entities of certain security breaches affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly. States are also beginning to implement comprehensive privacy laws with similarities to the GDPR. For example, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and emulates the GDPR’s requirements regarding privacy notices and honoring California residents’ requests to access or delete personal information. California residents may also opt out of certain sharing of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for statutory damages in connection with certain data breaches, which is expected to increase the volume and success of class action data breach lawsuits. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. Legislative proposals to adopt comprehensive privacy laws in other states are under consideration. These laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
In addition to facing risks posed by new privacy and data security laws, we could be subject to claims alleging violations of long-established privacy and consumer protection laws, such as the Telephone Consumer Protection Act (“TCPA”). The TCPA imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Class action suits are the most common method for private enforcement. Despite our compliance efforts, our use of text messaging communications on behalf of our Business Partners or use of analytics technologies on our website could expose us to costly litigation, government enforcement actions, damages and penalties, which could adversely affect our business, financial condition and results of operations.

Furthermore, compliance with legal and contractual obligations requires us to make public statements about our privacy and data security practices, including the statements we make in our online privacy policy. Although we endeavor to comply with these statements, should they prove to be untrue or be perceived as untrue, even through circumstances beyond our reasonable control, we may face litigation, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, state attorneys general, and other federal, state and foreign regulators, and private litigants alleging violations of privacy or consumer protection laws.
We cannot yet fully determine the impact these or future laws, rules, regulations and standards may have on our business or operations. They may be inconsistent from one jurisdiction to another, subject to differing interpretations and courts or regulators may deem our efforts to comply with these laws, rules, regulations and standards insufficient. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.
Like our legal obligations, the demands our Business Partners place on us relating to privacy and data security are becoming more stringent. Privacy and data security laws increasingly require companies to impose specific contractual restrictions on service providers entrusted with personal information and to subject them to more rigorous privacy and data security due diligence. Our Business Partners’ increasing privacy and data security standards also increase the cost and complexity of ensuring that the third parties we rely on to operate our business and deliver our services can meet these standards. If we or our vendors are unable to meet our Business Partners’ demands or comply with the increasingly stringent contractual requirements they impose on us relating to privacy and data security, we may face increased legal liability, contract terminations and reduced demand for our services.
Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, regulations and standards, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities, private claims and litigation, the expenditure of legal and other costs and of substantial time and resources, and fines, penalties or other liabilities. Any such action would be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources and likely would damage our reputation.
Further, in view of new or modified local, state, federal, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to offer our products and services in certain jurisdictions (especially in certain foreign markets) or develop new products and services could be limited, which could reduce demand for them. Any of the foregoing developments could have an adverse effect on our business, financial condition, and results of operations.
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
Our business involves the collection, storage, processing, and transmission of personal information and potentially other sensitive and proprietary information of Business Partners, Experts and Consumers. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal information relating to our employees. We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, employee email and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service
attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services. Additionally, due to the ongoing
COVID-19
pandemic, certain functional areas of our workforce remain in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of proprietary or confidential information. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
Although we have developed information technology systems and processes that are designed to protect the data of Business Partners, Experts, and Consumers that utilize our platform, protect our systems, prevent data loss, and prevent other security incidents, these security measures may not fully protect our systems and we cannot guarantee the security of our information technology systems, or those of our third-party service providers. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
In addition, users of our services could have vulnerabilities on their own devices that are entirely unrelated to our systems and platform but could mistakenly attribute their own vulnerabilities to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.
Although we have developed systems and processes that are designed to protect the data of Business Partners, Experts, and Consumers that utilize our platform, protect our systems, prevent data loss, and prevent other security breaches and security incidents, these security measures may not fully protect our systems and we cannot guarantee the security of our systems or the information we handle. The IT and infrastructure used in our business or by the third parties we work with may be vulnerable to or compromised by cyberattacks or security breaches, computer malware, viruses, phishing and other social engineering, ransomware, credential stuffing attacks, hacking and other efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Such incidents could result in unauthorized parties accessing data, including personal information and other sensitive and proprietary information of Business Partners, Experts, and Consumers; our employees’ personal information; or our other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, there is a risk that these policies may not be effective in all cases.
Any actual or perceived security incident, could interrupt our operations, result in our platform being unavailable, result in loss or improper access to, or acquisition or disclosure of, data, result in fraudulent transfer of funds, harm our reputation, commercial relationships, and competitive position, damage our relationships with third-party partners, or result in claims, regulatory investigations and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could lead to loss of Business Partners, Expert or Consumer confidence in, or decreased use of, our platform, any of which could have an adverse effect our business, financial condition, and results of operations. Any actual or perceived security incident impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. Further, any cyberattacks or actual or perceived security incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us. We also expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident.
Additionally, defending against claims or litigation based on any security incident, regardless of their merit, could be costly and divert management’s attention. We cannot be certain that our insurance coverage will be adequate for data handling or data security costs or liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance
requirements, could have an adverse effect on our reputation, commercial relationships, business, financial condition, and results of operations. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the

U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct business. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other partners from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products and services or to obtain necessary permits, licenses, patent registrations and other regulatory approvals outside the United States. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
Our reported results of operations may be adversely affected by changes in generally accepted accounting principles.
Generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.
We could be required to collect additional sales, use, value-added and other indirect taxes, or be subject to other tax liabilities in various jurisdictions, which could adversely affect our results of operations.
The application of indirect taxes, such as sales and use, value-added tax, provincial, goods and services, business, digital services and gross receipts taxes, to businesses like ours and to our Business Partners is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing statutes might apply to our business or to our Customers’ businesses. If we are found to have not adequately addressed our tax obligations, our business could be adversely impacted.
Various jurisdictions (including the U.S. states and EU member states) are seeking to, or have recently imposed additional reporting, record-keeping, or indirect tax collection and remittance obligations on businesses like ours that facilitate online commerce. For example, taxing authorities in the United States and other countries have required eCommerce platforms to calculate, collect and remit indirect taxes for transactions taking place over the Internet. A majority of U.S. state jurisdictions have enacted laws requiring marketplaces to report user activity or collect and remit taxes on certain items sold on the marketplace. If requirements like these become applicable in additional jurisdictions, our business, collectively with our Customers’ businesses, could be harmed. Additionally, this legislation could require us or our Business Partners to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling in our marketplaces less attractive. Furthermore, the U.S. Supreme Court held in South Dakota v. Wayfair that a U.S. state may require an online retailer to collect sales taxes imposed by the state in which the buyer is located, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. If our calculation, collection, and remittance of taxes in the jurisdictions in which we do business were determined to be deficient, our business and results of operations could be adversely impacted. If we are treated as an agent for retailers on our platform under U.S. state tax law, we may be primarily responsible for collecting and remitting sales taxes directly to certain states. It is possible that one or more states could seek to impose sales, use or other tax collection obligations on us with regard to sales or orders on our platform. These taxes may be applicable to past sales. A successful assertion by a taxing authority that we should collect additional sales, use or other taxes or remit such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses, which could seriously harm our business.
Changes in our effective tax rate or tax liability may have an adverse effect on our business and operating results.
Our effective tax rate could increase due to several factors, including:

•	changes in tax laws, tax treaties, and regulations or the interpretation of them;

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•
changes to our assessment of our ability to realize our deferred tax assets that are based on estimates of our future results, the feasibility of possible tax planning strategies, and the economic and political environments in which we do business; and

•	the outcome of current and future tax audits, examinations or administrative appeals.
Many of the underlying laws, rules and regulations imposing taxes and other obligations were established before the growth of the Internet and eCommerce. Taxing authorities in various jurisdictions are currently reviewing the appropriate treatment of companies engaged in Internet commerce and may make changes to existing tax or other laws that could result in additional taxes relating to our activities, and/or impose obligations on us to collect such taxes. New tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us.
Our ability to use our net operating loss carryforwards and certain other tax attributes to offset taxable income or reduce our taxes may be limited.
As of December 31, 2021, we had accumulated $551.0 million and $429.1 million of federal and state net operating loss carryforwards (“NOLs”), respectively, available to reduce future taxable income, portions of which will begin to expire in 2034 for federal and 2024 for state tax purposes. It is possible that we will not generate taxable income in time to use certain of our NOLs before their expiration, or at all. Net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change
NOLs and other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future. In addition, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Additional Risks Related to Ownership of our Common Stock
The price of our common stock and warrants may be volatile.
The price of our common stock, as well as our warrants, may fluctuate due to a variety of factors, including:

•	changes in the industries in which we and our Business Partners operate;

•	developments involving our competitors;

•	changes in laws and regulations affecting our business;

•	variations in our operating performance and the performance of our competitors in general;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about our Company or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	actions by stockholders, including the sale by the PIPE Investors (as defined herein) of any of their shares of our common stock;

•	additions and departures of key personnel;

•	commencement of, or involvement in, litigation involving our company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•
general economic and political conditions, such as the effects of the
COVID-19
outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war, such as Russia’s invasion of Ukraine, or terrorism; and

•	failure to comply with the requirements of Nasdaq.
These market and industry factors may materially reduce the market price of our common stock and our warrants regardless of our operating performance.
In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deem relevant.
Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (A) any derivative action or proceeding brought on behalf of our Company; (B) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of our Company or any stockholder to of our Company; (C) any action or proceeding asserting a claim against us or any current or former director, officer or other employee of our Company or any stockholder arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), the Certificate of Incorporation and the Bylaws (as each may be amended from time to time); (D) any action or proceeding to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws (including any right, obligation or remedy thereunder); (E) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (F) any action asserting a claim against us or any director, officer or other employee of our Company or any stockholder, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. However, this provision will not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934 or any other claim for which the federal courts have exclusive jurisdiction.
Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Certificate of Incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, when a provision in the certificate of incorporation requires such filing, there is no guarantee that courts of appeal will affirm the enforceability of such provisions or that state trial courts hearing such suits de novo
will continue to enforce such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business, financial condition, results of operations, and prospects.
Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the Amended and Restated Registration Rights Agreement, dated October 15, 2021, by and among Enjoy, Marquee Raine Acquisition Sponsor LP (the “Sponsor”), the independent directors of MRAC, certain shareholders of Legacy Enjoy and certain of their respective affiliates (the “Registration Rights Agreement”) and our bylaws, the Sponsor and certain of our stockholders are contractually restricted from selling or transferring any of its shares of common stock (the
“Lock-up
Shares”) (not including the shares of our common stock issued in that certain private placement in the aggregate amount of $80 million, consummated substantially concurrently with the closing of the Transactions on October 15, 2021 (the “Closing”), pursuant to those certain subscription agreements with MRAC (the “Subscription Agreements”), and subject to the conditions set forth therein, pursuant to which the subscribers purchased 8 million shares of common stock at a purchase price of $10.00 per share (the “PIPE Investment”). Such restrictions began at the Closing and end (i) for certain holders of our common stock, the date that is 180 days after the Closing, except with respect to the shares of our common stock issued to certain holders of our convertible notes to which such restrictions have lapsed following the effectiveness of our resale Form
S-1
registration statement, (ii) for holders of private placement warrants, the date that is 30 days after Closing and (iii) for the sponsor shares, the date on which the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days from Closing.
The shares held by the Sponsor and certain of our stockholders may be sold after the expiration of the applicable lock-up
period under the Registration Rights Agreement and our Bylaws. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our common stock, which price could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
We incur substantial costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. In addition, certain members of our management team have limited experience managing a public company.
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of Nasdaq. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations increase our legal and financial compliance costs and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to shareholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors.
Certain members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day
management of the business, which could adversely affect our business, financial condition, and results of operations.
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could harm our business.
As a public company, we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to attest on the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we encounter difficulties in the timely and accurate reporting of our financial results, our investors could lose confidence in our reported financial information, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources. In addition, as noted

under “Item 9A. Controls and Procedures” we have identified material weaknesses in our internal control over financial reporting, which may have a material and adverse effect on our business, operating results, financial condition and prospects.
We are currently an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates
equals or exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible
debt in the prior three-year period or (iv) December 31, 2025.
Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates
exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Future issuances of debt securities and equity securities may adversely affect us, including the market price of our common stock and may be dilutive to existing stockholders.
In the future, we may incur debt or issue equity-ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
Our common stock and public warrants are currently listed on Nasdaq. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; or

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock and public warrants are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.
If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum share price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance
with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

A significant portion of our total outstanding shares of common stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of common stock to drop significantly, even if our business is doing well.
Shares of our common stock that are currently restricted from immediate resale may be sold into the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of common stock. We are unable to predict the effect that sales may have on the prevailing market price of common stock and public warrants.
To the extent our warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the selling security holders, subject to certain restrictions on transfer until the termination of applicable lock-up
periods, could increase the volatility of the market price of common stock or adversely affect the market price of common stock.
There is no guarantee that our warrants will be in the money at the time they become exercisable, and they may expire worthless.
The exercise price for our warrants is $11.50 per share of common stock. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the staff (the “SEC Staff”) of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”).” In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. We evaluated the accounting treatment of our warrants and determined to classify such warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
Accounting Standards Codification 815, Derivatives and Hedging, provides for the re-measurement
of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants are issued in registered form under the Warrant Agreement between the warrant agent and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. For further information regarding our warrants, please see “Note 9,
Stock Warrants
, of the notes to the consolidated financial statements included under “Part II, Item 8. Financial Statements and Supplementary Data” elsewhere in this Report.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (a) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.
In addition, we may redeem your warrants after they become exercisable for a number of shares of common stock determined based on the redemption date and the fair market value of our common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are
“out-of-the-money,”
in which case, you would lose any potential embedded value from a subsequent increase in the value of our common stock had your warrants remained outstanding.
We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the common stock.
We have warrants outstanding to purchase an aggregate of 15,660,396 shares of common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (“ESPP”), we may issue an aggregate of up to 13,666,020 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

•	existing stockholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available per share, including for payment of dividends in the future, may decrease;

•	the relative voting strength of each previously outstanding common stock may be diminished; and

•	the market price of the common stock may decline.
We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our results of operations have historically varied from period to period, and we expect that our results of operations will continue to vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period
basis may not be meaningful. In addition to other risk factors described elsewhere in this “
Risk Factors
” section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to attract and retain Business Partners and Consumers that utilize our services in a cost-effective manner;

•	our ability to accurately forecast revenue and appropriately plan expenses;

•	the effects of increased competition on our business;

•	our ability to successfully expand in existing markets and successfully enter new markets;

•	changes in consumer behavior with respect to in-home delivery and set up as well as related support services;

•	increases in marketing, sales and other operating expenses that we may incur to grow and acquire new Consumers and establish new commercial relationships;

•	the impact of worldwide economic conditions, including the resulting effect on consumer spending on consumer electronics;

•	the impact of weather on our business;

•	our ability to maintain an adequate rate of growth and effectively manage that growth;

•	the effects of changes in search engine placement and prominence;

•	our ability to keep pace with technology changes in our industry;

•	the success of our sales and marketing efforts;

•	the effects of negative publicity on our, and our Business Partners’, business, reputation, or brand;

•	our ability to protect, maintain and enforce our intellectual property;

•	costs associated with defending claims, including intellectual property infringement claims and related judgments or settlements;

•	changes in governmental or other regulations affecting our business, including regulations regarding data privacy and security that may affect how we handle personal information;

•	interruptions in service and any related impact on our business, reputation, or commercial relationships;

•	the attraction and engagement of qualified employees and key personnel;

•	our ability to choose and effectively manage third-party service providers;

•	the effects of natural or human-made catastrophic events;

•	the impact of a pandemic or an outbreak of disease or similar public health concern, such as the recent COVID-19 pandemic, or fear of such an event;

•	the effectiveness of our internal control over financial reporting;

•	the impact of payment processor costs and procedures;

•	changes in the online payment transfer rate; and

•	changes in our tax rates or exposure to additional tax liabilities.
The variability and unpredictability of our results of operations could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other results of operations for a particular period. If we fail to meet or exceed such expectations, the market price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts, or any research such analysts may publish. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We are headquartered in Palo Alto, California. Our corporate office is 27,000 square feet, and is the home to our engineering, operations, facility management, creative, training, finance, legal, human resources and information technology teams that support Enjoy operations globally. We moved into our current headquarters in August 2019, where we began a seven-year lease for the building.
In addition to our corporate office space we also lease 91 regional field warehouses, or “Enjoy Houses”. Our 68 Enjoy Houses in our North America segment total to roughly 660,000 rentable square feet and our 23 Enjoy Houses in our Europe segment total 260,000 rentable square feet. Most operate on a five-year lease.

Item 3.	Legal Proceedings.
We have in the past and may in the future be subject to legal proceedings, claims and regulatory actions in the ordinary course of business. We do not anticipate that the ultimate liability, if any, arising out of any such matter will have a material effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Trading of our common stock and warrants began on the Nasdaq on October 15, 2021, under the new ticker symbol “ENJY” for common stock and “ENJYW” for the warrants. Prior to the Domestication, the MRAC Class A ordinary shares and MRAC warrants traded under the ticker symbols “MRAC” and “MRACW”, respectively, on the Nasdaq.
Holders of Record
As of March 21, 2022, there were 720 holders of record of our common stock, including brokers and other institutions, which hold shares of our common stock on behalf of an indeterminate number of beneficial holders, and 2 holders of record of our warrants. The actual number of holders of our common stock and public warrants is greater than the number of record holders, and includes holders who are beneficial owners, but whose shares or warrants are held in street name by brokers or other nominees.
Dividends
We have not paid any cash dividends to date and do not intend to pay cash dividends. The payment of cash dividends in the foreseeable future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends is within the discretion of our board of directors at such time.
Stock Performance Graph
Not applicable.
Recent Sales of Unregistered Securities
The information required has been previously disclosed in our Current Report on Form
8-K
filed with the SEC on October 22, 2021.
Use of Proceeds from Registered Offerings
None.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information included in this Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in Part I, Item 1A, “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview
Enjoy started with a simple question, “What if the best of the store could come to you?” Over the last eight years we built and optimized our Mobile Store, a new channel that pairs the convenience of online shopping with the personal touch of an in-store
retail experience brought together in the comfort of Consumers’ homes.
Over the past twenty five years, eCommerce has disrupted the retail industry in virtually every category, shifting commerce from physical stores to the home. While eCommerce channels greatly expanded choices and increased convenience with fulfillment to customers’ doorsteps, they have not addressed the importance of an interactive shopping experience that customers desire for premium products, such as technology. Enjoy provides set-up
and activation, and also assists customers in purchasing hardware, accessories, and subscription services in the comfort of the home. This Mobile Store shopping experience creates a unique and deep retail experience for Consumers that does not exist with traditional retail channels. We further believe that this represents the next disruption in the consumer shopping experience.
We maintain multi-year contractual relationships with leading telecommunications and technology companies, which are our Customers. Our revenue stems from a variety of service, set-up
and delivery fees that are paid to us by our Customers. During a visit from our Mobile Store, the Consumer pays for products and services directly to our Customers via secure mobile point-of-sale
devices. On confirmation of the purchase, our Customers then remit our fees directly to us.
Enjoy delivers a broad assortment of telecommunications and technology products and accessories, which are provided by our Customers. Our Experts provide set-up,
activation and demonstration of the products we deliver. We assist Consumers in evaluating and selecting a myriad of accessories, media sources, protection, broadband, and other services. We also assist in the trade-in
and upgrade of our customers’ products. We strive to deliver our customers’ products with same-day
or
next-day
frequency, matching the speed of traditional eCommerce channels but with an experience.
Consumers initiate their purchase on our Customers’ eCommerce sites, service centers or retail locations. The Consumer selects at-home
delivery and a delivery window. Consumer orders flow seamlessly from our Customers’ eCommerce sites to Enjoy via deeply integrated technology platforms. This results in near-zero Consumer acquisition costs for Enjoy.
Our inventory is 100% consigned to us by our Customers and maintained in secure warehouses at our market locations. These warehouse locations also serve as the base of operations for our Mobile Store fleets and as the operating center for the market in which they serve. Our warehouses also provide meeting, training and support services for our Experts. Our warehouses and Mobile Store vehicle fleet are fully leased. We currently operate in over 80 locations which provide access to over 50% of the population in the markets that we serve, representing over 200 million addressable consumers.
Our business is enabled by highly sophisticated, proprietary sets of technology applications, systems and data science tools. To deliver and optimize millions of retail experiences, we built our technology platform from the ground up to support customer integrations, smart logistics and a variety of solutions to empower our Experts in providing the best and most personalized experience for every Consumer.
Our Experts are central to the
at-home
retail experience we provide for Consumers. Our Experts are 100% Enjoy employees and have the skills and training to be deeply knowledgeable about the products and services that we offer. We believe our Experts bring a world-class and deeply engaging shopping experience to Consumers.
We believe Enjoy is positioned to benefit from several long-term trends that will continue to expand the demand for commerce-at-home.
These trends include but may not be limited to (1) the growth in online shopping and the need for speed and convenience, (2) a more mobile workforce, which includes increased telecommuting and work-from-home arrangements, all of which have been accelerated by the
COVID-19
pandemic, (3) increasingly connected homes enabled by technology and telecommunications and (4) the rapid expansion of subscription-based services delivered through online channels.
Factors Affecting Our Business
Consumer Discretionary Spending:
We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends. Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth, and declines in asset values and related market uncertainty, fluctuating commodity prices, inflation and general uncertainty regarding the overall future political and economic environment. Consumer purchases of technology may decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Such economic uncertainty may slow the rate at which individuals choose to purchase new technology, upgrade existing technology or purchase services, subscriptions or accessories.
Online Consumer Shopping Behaviors and
commerce-at-home:
Our business is affected by online shopping behavior and growth of eCommerce. Our revenue stems primarily from online purchases originating at our Customers’ websites or customer service centers. The global online shopping market is large and growing as a percentage of global retail purchases. Consumers are diversifying their purchases for delivery at home, and the
COVID-19
pandemic has accelerated this trend. With consumers wary of buying in-store,
they have increased demand for new product categories purchased online and delivered to their homes. Consumers are also increasing their purchases of at home services through online channels. Although there has been an increased demand in eCommerce business in the marketplace,
COVID-19
safety protocols materially reduced the percent of our indoor Consumer engagements, which negatively impacted our business.
Changes in Consumer Behavior and Lifestyles:
Our business is affected by changes in consumer behavior and lifestyles at home and work and the role that mobile technology plays in enabling these changes. Mobile technology has grown rapidly over the past four decades and reliance on smartphones is predicted to increase as more features become available. Smartphone and mobile technology represent the primary product categories in our revenues. Furthermore, work-from-home and remote-work have been growing steadily. While the
COVID-19
pandemic has dramatically increased work-from-home arrangements over the past year, the underlying trends towards a more flexible work environments and telecommuting suggest that these trends will continue. Studies suggest flexible work environments create a more productive and happier workforce. Advancements in technology have allowed remote workers to collaborate in increasingly effective ways. These trends are likely to accelerate commerce-at-home.
Product Innovation Lifecycles
:
Our business is affected by upgrade cycles in smartphone and consumer technology. Consumer trends in the length of the average replacement cycle for technology are linked to advancements in performance and features of these devices. Our Customers produce or sell leading brands and are quick to bring innovations to market.
Changes in Products and Services Offered by Our Customers:
In addition to our base fee earned from our Customers for delivery and setup of products, our revenues are affected by add-on
digital subscription services and device protection plans purchased by Consumers. Digital subscription services such as news, music, movies, gaming apps and entertainment have been growing as consumers have shifted their consumption behaviors from traditional sources of content to online and on-demand
formats. Our business is also affected by consumer adoption of device protection plans and other support services provided by our Customers. We believe that the growth in subscription services driven by both consumer adoption rates and new services will continue.
Availability of Inventory from Our Customers:
We carry consigned inventory provided by our Customers. This inventory is either manufactured or procured by our Customers and delivered to our warehouses. We cannot guarantee with certainty that we will have adequate inventory at all times to support our business. At times, our business can face disruptions stemming from inventory shortages driven by new product releases with high consumer demand, supply constraints, political, environmental or other factors.
Seasonal Sales Trends:
We have experienced and expect to continue to experience seasonal fluctuations in sales due to the spending patterns of Consumers. Our revenue has generally been lowest in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced smartphone and consumer technology, which usually take place in the third calendar quarter and which tend to drive sales in that quarter and the following quarter. Further, our revenue tends to be higher in the third and fourth calendar quarter due to seasonal sales such as “Black Friday” and “Cyber Monday,” as Consumers tend to make higher purchases during the holiday season. Our revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter.
Recent Developments
Marquee Raine Acquisition Corp. Merger
—
Marquee Raine Acquisition Corp. (“MRAC” and, after the Domestication as described below, “New Enjoy”), our predecessor, a Cayman Islands exempted company, entered into an Agreement and Plan of Merger, dated as of April 28, 2021 and amended on July 23, 2021 and September 13, 2021 (the “Merger Agreement”), by and among MRAC, MRAC Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of MRAC (“Merger Sub”), and Enjoy Technology Operating Corp. (f/k/a Enjoy Technology Inc.), a Delaware corporation (“ Legacy Enjoy”). We refer to the transactions contemplated by the Merger Agreement as the ”Merger” and together with the Domestication (as defined below) as the “Transactions”.
On October 14, 2021, as contemplated by the Merger Agreement, MRAC filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which MRAC was domesticated and continues as a Delaware corporation, changing its name to “Enjoy Technology, Inc.” (the “Domestication”).
On October 15, 2021 (the “Closing Date”), Legacy Enjoy consummated the Transactions with New Enjoy as contemplated by the Merger Agreement, and New Enjoy common stock and warrants began trading on Nasdaq under the ticker symbols “ENJY” and “ENJYW”, respectively.
In connection with the execution of the Merger Agreement, MRAC entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to which the PIPE Investors agreed to purchase, in the aggregate, approximately 8 million shares of New Enjoy common stock at $10.00 per share for an aggregate commitment amount of approximately $80 million (the “PIPE Shares”). Pursuant to the Subscription Agreements, New Enjoy agreed to provide the PIPE Investors with certain registration rights with respect to the PIPE Shares. The PIPE investment was consummated substantially concurrently with the closing of the Transactions.
On the Closing Date, certain investors (the “Backstop Investors”) purchased, in the aggregate, 5,590,906 shares of New Enjoy common stock (the “Backstop Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of approximately $55,009,060, pursuant to the backstop agreements, dated September 13, 2021 (the “Backstop Agreements”). Pursuant to the Backstop Agreements, New Enjoy agreed to provide certain registration rights to the Backstop Investors with respect to the Backstop Shares.
LCH Transaction:
In April 2021, to induce one of its stockholders, LCH Enjoir L.P. (“LCH”), to surrender to Enjoy certain of its rights in connection with the Merger, Enjoy entered into the Stockholder Contribution Agreement with Ron Johnson and the Stock Issuance Agreement with LCH. Pursuant to the Stockholder

Contribution Agreement, immediately prior to the Closing, Mr. Johnson contributed a number of shares of the Company’s common stock equal to the quotient obtained by dividing $20.0 million by the product obtained by multiplying $10.00 by the exchange ratio calculated in accordance with the Merger Agreement used to determine that number of shares each share of the Company’s common stock will be exchanged for at the closing of the Merger (“Contributed Shares”). In October 2021, as detailed in the Stock Issuance Agreement, Enjoy issued a number of shares equal to the Contributed Shares to LCH.
COVID-19:
Our business was materially impacted by
COVID-19
in several ways. Typically, Consumer interactions occur within their home. Social distancing protocols changed the way we interact with Consumers and our in-home
visits fell to zero in the early stages of the pandemic. Depending on the geography during certain periods we had no in-home
visits and these visits remained significantly below
pre-COVID
levels throughout 2020 and 2021. In addition, the Company furloughed employees in the U.K. beginning in April 2020 through August 2020 and again starting January 2021 through August 2021. These factors negatively impacted both Daily Mobile Store counts and Daily Revenue Per Mobile Store, as defined below. To protect our employees and Consumers, we implemented a variety of protocols to provide masks, cleaning supplies and other protocols that remain in place.
The Company and its Business Partners continue to experience logistic, supply chain, and manufacturing challenges that are expected to continue during 2022. As economies around the world continue to recover, shortages in raw materials and inventory have become more widespread. During the latter half of fiscal year 2021, we experienced shortages in our inventory of recently launched key smartphones. Inventory shortages, and shortages of the raw materials used in the products we sell, have caused and may continue to cause, delays in the supply chain. While we are dedicating significant resources to manage, mitigate, and resolve these issues, we currently expect supply chain challenges to continue to impact our ability to deliver products to our Consumers over the next several quarters.
The Company cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
pandemic will have on our financial condition and operations. The full impact of the
COVID-19
pandemic on management estimates and the financial performance of the Company may depend on future developments, including the duration and spread of the outbreak including new variants and related governmental advisories and restrictions and the effectiveness of the
COVID-19
vaccine. In addition, the Company could see some limitations on employee resources that would otherwise be focused on operations, including but not limited to sickness of employees or their families, desire for employees to avoid contact with groups of people, and increased reliance on working from home.
2021 Convertible Loan:
In April 2021, the Company entered into a convertible unsecured subordinated loan agreement to borrow up to $75.0 million (the “2021 Convertible Loan”) from new investors, certain existing investors and executives. The 2021 Convertible Loan was senior in right of payment to the convertible unsecured subordinated loan agreement entered into by Enjoy in October 2020 to borrow up to $50.0 million from certain existing investors and executives (the “2020 Convertible Loan”), but expressly subordinated in right of payment to that certain first lien term loan agreement with Blue Torch Finance, LLC, as administrative agent and collateral agent, and certain affiliates of Blue Torch Capital LP, as lenders, to borrow a first lien term loan in an aggregate principal amount of $37.0 million (the “Blue Torch Loan”). The 2021 Convertible Loan had several conversion options, including an optional conversion upon maturity and automatic conversion upon a merger with a special purpose acquisition company (“SPAC Transaction”). If a SPAC Transaction occurred on or prior to the maturity date and prior to payment in full of the principal amount, then the outstanding principal amount of the 2021 Convertible Loan and all accrued and unpaid interest will automatically convert into fully paid and nonassessable shares of our common stock immediately prior to the Closing at a price per share equal to 80% of the value assigned to each share of Legacy Enjoy common stock. The 2021 Convertible Loan incurred interest at 8% per annum and matures in April 2022. The 2021 Convertible Loan was converted to shares of common stock upon Closing.

Restricted Stock Unit Grants:
In June 2021, the Company granted restricted stock units (“June 2021 RSUs”) underlying approximately 2 million shares of the Company’s common stock under the 2014 Equity Incentive Plan. The June 2021 RSUs vest upon satisfaction of both service and performance-based vesting requirements. The service-based vesting requirements are satisfied as to 25% of the June 2021 RSUs on the first anniversary of the vesting commencement date, and the remaining 75% vesting in substantially equal quarterly installments for three years thereafter, subject to continued service through each vesting date. The performance-based vesting conditions were satisfied upon Closing.
In July 2021, the Company granted restricted stock units (“July 2021 RSUs”) underlying approximately 900,000 shares of the Company’s common stock under the 2014 Equity Incentive Plan. The July 2021 RSUs vest upon the satisfaction of service-based vesting conditions with 25% vesting on the first anniversary of the vesting commencement date, and the remaining 75% vesting in substantially equal quarterly installments for three years thereafter, subject to continued service through each vesting date.
In December 2021, the Company granted restricted stock units (“December 2021 RSUs”) underlying approximately 4.4 million shares of the Company’s common stock under the 2021 Equity Incentive Plan. The December 2021 RSUs vest upon the satisfaction of service-based vesting conditions either: a) 25% vesting on the first anniversary of the vesting commencement date, and the remaining 75% vesting in substantially equal quarterly installments for three years thereafter; b)
one-third
vesting on each of the first three anniversaries of the vesting commencement date; or c) awards vest in substantially equal quarterly installments for four years following the vesting start date, all subject to continued service through each vesting date.
Key Performance Metrics
Management regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. The reasons we believe these key performance metrics are useful to investors are provided below.
Daily Mobile Stores:
Daily Mobile Stores represent the number of Mobile Stores we operate on a given day. This is calculated by dividing the total number of visit-serving Expert shifts in a given reporting period by the number of calendar days in that period. A visit-serving Expert shift is defined as an Expert that is scheduled to serve Consumers on a given day. We believe this is the primary measure of scale and growth of our retail footprint.
Daily Revenue Per Mobile Store:
Daily Revenue Per Mobile Store is defined as the average daily revenue generated per Daily Mobile Store. This metric is calculated by dividing the revenue generated in a given reporting period by the product of Daily Mobile Stores and the number of days in that given reporting period. We believe growth in Daily Revenue Per Mobile Store is a key driver for increasing the Company’s profitability.
Mobile Store Profit (Loss) and Mobile Store Margin:
Mobile Store Profit (Loss) is a measure prepared in accordance with GAAP and is defined as revenue less cost of revenue. Mobile Store Margin is Mobile Store Profit (Loss) as a percentage of revenue. We view this metric as an important measure of business performance as it captures Mobile Store profitability and provides comparability across reporting periods.
Segment Income (Loss):
Segment Income (Loss) is defined as revenue less cost of revenue, operational expenses directly related to each segment and excludes certain corporate expenses. We view this metric as an important measure of business performance as it captures Mobile Store and segment profitability and provides comparability across reporting periods.
Adjusted EBITDA:
Adjusted EBITDA is defined as net loss adjusted for interest, taxes, depreciation and amortization, stock-based compensation expense and certain expenses not considered a core part of our operations. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is a non-GAAP
measure. Refer to the “
Non-GAAP
Measures”
section below for further discussion.
The following tables present our key performance metrics for the periods presented (in thousands except Daily Mobile Stores amounts):

	Year Ended December 31, 2021
	North America	Europe	Consolidated
Daily Mobile Stores	496	137	633
Daily Revenue Per Mobile Store	$378	$251	$351
Mobile Store Loss	$(23,116)	$(8,796)	$(31,912)
Mobile Store Margin	(33.8)%	(70.2)%	(39.4)%
Segment Loss	$(103,334)	$(28,522)
Adjusted EBITDA			$(166,510)

	Year Ended December 31, 2020
	North America	Europe	Consolidated
Daily Mobile Stores	334	130	464
Daily Revenue Per Mobile Store	$382	$289	$356
Mobile Store Loss	$(7,444)	$(4,105)	$(11,549)
Mobile Store Margin	(16.0)%	(29.9)%	(19.1)%
Segment Loss	$(64,669)	$(18,167)
Adjusted EBITDA			$(106,552)

	Year Ended December 31, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Daily Mobile Stores - Quarterly Average	580	588	592	770
North America	428	438	466	650
Europe	152	150	126	120
Daily Mobile Stores - Last Month of the Quarter Average	590	595	603	859
North America	438	453	477	732
Europe	152	142	126	127

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Daily Mobile Stores - Quarterly Average	409	351	458	633
North America	291	274	316	452
Europe	118	77	142	181
Daily Mobile Stores - Last Month of the Quarter Average	337	393	511	695
North America	242	287	361	498
Europe	95	106	150	197

Results of Operations
Components of Results of Operations
Revenue
Revenue consists of service fees paid to us by our Customers for bringing their products and services to Consumers. These fees are comprised of fixed service fees per visit and variable fees based on the sale of accessories, solutions and subscription services. The composition of these fees and the rate of services paid vary by Customer per the terms of our contracts with them. Our fees are reduced by chargebacks and consigned inventory that is lost, damaged or stolen. Chargebacks are based upon Consumer cancellation of services and subscriptions within a pre-specified
timeframe.
Cost of revenue
Cost of revenue primarily consists of salaries, benefits and other expenses related to the Company’s Experts, fleet vehicle costs, and other expenses directly related to the performance of each Expert field visit. These expenses will increase in proportion to the growth of our Mobile Stores. We expect these expenses to decrease as a percentage of revenue for the next several years.
Operations and technology
Operations and technology expenses primarily consist of technology, facility and overhead costs directly related to the operation of our Mobile Stores. This includes lease and operating expenses for our warehouses, inventory management and storage, facility supplies, Experts recruiting fees, Experts on-boarding
training costs, and depreciation expense. We also include costs for employees who directly or indirectly support our Experts, including supervisory and operations management, inventory management, fulfillment, recruiting and research and development costs. We expect operations and technology expenses to increase in future periods to support our growth, including bringing on additional warehouse facilities and continuing to invest in technology improvements to support the selling experience for Consumers, selling tools for our sales professionals and to drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the next several years.
General and administrative
General and administrative expenses primarily consist of personnel-related expenses for our general corporate functions. This includes our leadership team, employees involved in finance, human resources, legal and workplace services, enterprise and financial information technology systems and marketing. We expect to increase general and administrative expenses as we grow our infrastructure to support operating as a public company and the overall growth in our business. While these expenses may vary from period to period as a percentage of revenue, we expect them to decrease as a percentage of revenue over the next several years.
Loss on convertible loans
Loss on convertible loans consists of the change in the fair value of our convertible loans. Our convertible loans converted into common stock in connection with the closing of the Transactions.
Interest income
Interest income consists of interest earned on our cash, cash equivalents and available for sale investments.

Interest expense
Interest expense includes mainly the interest incurred on our outstanding indebtedness, as well as amortization of deferred financing costs, mainly debt origination and commitment fees. In 2021, a loss on extinguishment of debt was also recorded under interest expense.
Other income (expense), net
Other income (expense) during the periods presented consisted primarily of fair value gains and losses related to the issued stock warrants as well as gains and losses from foreign currency transactions. In 2021, other expense included cost related to the issuance of shares to induce a shareholder to surrender to Enjoy certain of its rights in connection with the merger with MRAC.
Income tax provision
Our provision for income taxes consists primarily of state minimum taxes in the United States. We have a full valuation allowance for our federal and state net deferred tax assets primarily consisting of net operating loss carryforwards, accruals, and reserves. We expect to maintain this full valuation allowance for the foreseeable future.
Comparison of Results of Operations
Comparison of the Year Ended December 31, 2021 and the Year Ended December 31, 2020
The following table is a reference for the discussion that follows:

	Years Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Revenue	$80,998	$60,323	$20,675	34.3%
Operating expenses:
Cost of revenue*	112,910	71,872	$41,038	57.1%
Operations and technology*	92,017	65,804	$26,213	39.8%
General and administrative*	57,915	34,274	$23,641	69.0%

Total operating expenses	262,842	171,950	$90,892	52.9%

Loss from operations	(181,844)	(111,627)	$(70,217)	62.9%
Loss on convertible loans	(27,338)	(42,907)	$15,569	(36.3)%
Interest expense	(8,522)	(2,003)	$(6,519)	325.5%
Interest income	6	276	$(270)	(97.8)%
Other income (expense), net	(2,993)	(1,426)	$(1,567)	109.9%

Loss before provision for income taxes	(220,691)	(157,687)	$(63,004)	40.0%
Provision for income taxes	(82)	97	$(179)	(184.5)%

Net loss	(220,609)	$(157,784)	$(62,825)	39.8%

*
The Company reclassified certain costs within each of its operating expense line items in the consolidated statements of operations. Prior period amounts have been reclassified to conform to this presentation. These changes have no impact on the Company’s previously reported consolidated net loss or cash flows for the periods presented
.
See Note 1 in Notes to the Consolidated Financial Statements included under “Part II, Item 8. Financial Statements and Supplementary Information” for further discussion.

Revenue
Revenue increased by $20.7 million, or 34.3%, primarily due to growth in demand in existing markets, expansions to new markets, and the addition of a new Customer in the United States. As a result, we increased our Daily Mobile Store count by 169 to 633 in 2021, up from 464 in 2020. Our revenue growth was offset by product availability delays due to supply chain issues in the second half of the year.
North America revenue increased $21.9 million, or 46.9%, primarily due to an increase in our Daily Mobile Store count of 162 stores to 496 from 334, partially offset by a small decrease in our Daily Revenue Per Mobile Store of $4 to $378 in 2021, down from $382 in 2020. The decrease in Daily Revenue Per Mobile Store was partially due to differences in the fee structure with a North American Customer, which was not in place in the current year and product availability delays due to supply chain issues in the second half of the year.
Europe revenue decreased $1.2 million, or (8.7)%, primarily due to a decrease in our Daily Revenue Per Mobile Store of $38 to $251 in 2021, down from $289 in 2020 as a result of product availability delays due to supply chain issues and a switch to a variable fee model in the second half of 2021 as compared to a fixed fee model for all of 2020. The variable fee model results in less revenue per visit, but the Company expects that this fee model has more potential to increase revenue per visit above a fixed fee model in the future. Europe revenue growth was offset by product availability delays due to supply chain issues in the second half of the year.
Cost of revenue
Cost of revenue increased $41.0 million or 57.1%, primarily due to an increase in our Daily Mobile Store count by 169 to 633 in 2021, up from 464 in 2020. Increased Daily Mobile Stores were driven by a higher number of Experts, resulting in higher total salary and benefit costs, along with expenses associated with vehicle leases, fuel, vehicle insurance and other direct expenses required to operate our Mobile Stores. Furthermore, we built up our field teams in anticipation of increased demand normally incurred in the second half of the year. However, due to product availability delays due to supply chain issues, our gross margins were worse compared to the first half of the year. As a result, cost of revenue, as a percentage of revenue, increased to 139.4% in 2021, compared to 119.1% in 2020.
North America cost of revenue increased $37.5 million, or 69.5%, primarily due to an increase in our Daily Mobile Store count by 162 to 496 in 2021, up from 334 in 2020. During 2021 we expanded our geographic market coverage within the United States and Canada and initiated services for a new Customer in the United States. Increased Mobile Stores were supported by a higher number of Experts, driving higher total salary and benefit costs. A greater number of Daily Mobile Stores also increased expenses associated with vehicle leases, fuel, vehicle insurance and other direct expenses. Furthermore, we built up our field teams in anticipation of increased demand normally incurred in the second half of the year. However, due to product availability delays due to supply chain issues, our gross margins were worse compared to the first half of the year. As a result, cost of revenue, as a percentage of revenue, increased to 133.8% in 2021, compared to 116.0% in 2020.
Europe cost of revenue increased $3.5 million, or 19.6%, primarily due to an increase in our Daily Mobile Store count by 7 to 137 in 2021, up from 130 in 2020. Increased Daily Mobile Stores were driven by an expansion of our market coverage within the United Kingdom. Increased Daily Mobile Stores were supported by a higher number of Experts, driving higher total salary and benefit costs. A greater number of Mobile Stores also increased expenses associated with vehicle leases, fuel, vehicle insurance and other direct expenses. Furthermore, we built up our field teams in anticipation of increased demand normally incurred in the second half of the year. However, due to product availability delays due to supply chain issues, our gross margins were worse compared to the first half of the year. As a result, cost of revenue, as a percentage of revenue, increased to 170.2% in 2021, compared to 129.9% in 2020.
Operations and technology
Operations and technology expenses increased $26.2 million, or 39.8%, primarily due to investments in our warehouse network to support our market expansions and our increased Mobile Store count. The total number of our warehouses increased by 6, or 7.1%, to 91 in 2021, from 85 in 2020. The increase in the number of warehouses we operated during 2021 versus 2020 increased our warehouse lease expenses, salaries and benefits associated with market-level Expert supervisory, training and development activities and facility investments. Expenses associated with developing the technologies that support our Mobile Store operations also increased as we expanded functions and features that support our global operations. These increases were partially offset by productivity improvements in fulfillment operations. Operations and technology expense as a percentage of revenue increased to 113.6% in 2021, from 109.1% in 2020.
North America operations and technology expenses increased $19.7 million, or 46.0%, primarily due to investments to expand our warehouse network to support our market expansions and our increased Mobile Store count. The total number of our warehouses increased by 6, or 9.7%, to 68 in 2021, from 62 in 2020. The increase in the number of warehouses we operated increased our warehouse lease expenses, salaries and benefits associated with market-level Expert supervisory staff, training and development activities and facility investments, partially offset by productivity improvements in fulfillment operations. Operations and technology expense in North America as a percentage of revenue remained relatively flat at 91.3% in 2021 compared to 91.8% in 2020.
Europe operations and technology expenses increased $5.6 million, or 55.0%, primarily due to investments to expand our warehouse network to support our market expansions and our increased Mobile Store count. The total number of our warehouses stayed the same at 23 in 2021 and 2020. However, in 2020 we had expenses related to the 23 rd
warehouse for only part of the year since we did not reach the 23 warehouse count until approximately the middle of the year, while in 2021 we had 23 warehouses for the full year. The increase in operations and technology expenses is due to an increase in salaries and benefits associated with market-level Expert supervisory and fulfillment staff, and facility investments. Operations and technology expense in Europe as a percentage of revenue increased to 125.4% compared to 73.8% in 2020.
Corporate operations and technology expenses increased $0.9 million, or 7.0%, primarily due to investments in the technology and data infrastructure that support our Mobile Stores.
General and administrative
General and administrative expense increased $23.6 million, or 69.0%, primarily due to increased stock-based compensation expense of $8.0 million related to increased headcount, and increased professional and legal fees of $6.3 million associated with public company readiness and preparation of regulatory filing documents. The following increases were due to scaling the business and market expansion: $3.5 million of payroll and other related expenses, $1.9 million in recruiting expenses, $1.7 million for computer supplies and dues and $1.7 million for insurance. General and administrative expense as a percentage of revenue increased to 71.5% in 2021, from 56.8% in 2020.
North America general and administrative expenses increased $3.3 million, or 22.8%. The following increases were due to scaling the business and market expansion: $1.5 million in recruiting costs, $1.3 million in consulting and outside services, $0.9 million in computer supplies, and $1.0 million in stock-based compensation expense. These increases were partially offset by a $1.5 million decrease in payroll and other related expenses based on reclassification of such costs to operations and technology, along with other immaterial decreases. General and administrative expense as a percentage of revenue decreased to 25.9% in 2021, from 31.0% in 2020.
Europe general and administrative expenses increased $0.1 million or 2.2%, primarily due to various immaterial increases. General and administrative expense as a percentage of revenue increased to 32.0% in 2021, from 28.6% in 2020.
Corporate general and administrative expenses increased $20.3 million, or 127.5%, primarily due to increased stock-based compensation, payroll and other related costs, and dues and insurance related to scaling the business and market expansion, as well as professional fees and legal fees associated with public company readiness and preparation of regulatory filing documents.

Loss on convertible loans
Loss on convertible loans for the years ended December 31, 2021 and 2020 was $27.3 million and $42.9 million respectively, due to the mark-to-market
adjustment based on the fair value of the long-term convertible loans, which were entered into during both 2021 and 2020.
Interest expense
Interest expense increased $6.5 million, or 325.5%, primarily due to the recognition of loss on extinguishment of debt amounting to $4.0 million in connection with the repayment of the Blue Torch Loan on the Closing Date. The loss on extinguishment of debt comprised of unamortized debt discount of $3.3 million and a make-whole amount of $0.7 million.
Interest expense is also higher in 2021 compared to 2020 due to the issuance of the 2020 Convertible Loan in October 2020, issuance of the Blue Torch Loan in November 2020, and issuance of the 2021 Convertible Loan in April 2021, which were all repaid or converted into common stock as applicable, on the Closing Date.
Interest income
Interest income decreased $0.3 million, or 97.8%, primarily due to less interest on investments as they matured and were not replaced.
Other expense, net
Other expense increased $1.6 million primarily due to $20.0 million cost related to the issuance of shares to induce a shareholder to surrender to Enjoy certain of its rights in connection with the merger with MRAC, offset by the gain on change in fair value of the stock warrants of $17.3 million. There were no significant losses on the disposal of assets and changes in foreign currency in 2021 and 2020.
Provision for income taxes
The provision for income taxes remained relatively flat during 2021 and 2020. Provision for income taxes as a percentage of revenue was (0.1)% in 2021 and 0.2% in 2020.
Non-GAAP
Measures
In addition to net loss, which is a measure presented in accordance with GAAP, management believes that Adjusted EBITDA provides relevant and useful information to management and investors to assess our performance. Adjusted EBITDA is a supplemental measure of Enjoy’s performance that is neither required by nor presented in accordance with GAAP. This measure is limited in its usefulness and should not be considered a substitute for GAAP metrics such as loss from operations, net loss, or any other performance measures derived in accordance with GAAP and may not be comparable to similar measures used by other companies.
Adjusted EBITDA represents net loss adjusted for interest, taxes, depreciation and amortization, stock-based compensation expense and certain expenses and income not considered a core part of our operations.
We believe that Adjusted EBITDA provides a meaningful understanding of certain aspects of earnings (loss) before the impact of investing and financing charges and income taxes. Adjusted EBITDA is useful to an investor in evaluating our performance because this measure:

•	Is widely used by analysts, investors and competitors to measure a company’s operating performance;

•	Is a financial measurement that is used by rating agencies, lenders, and other parties to evaluate our credit worthiness; and

•	Is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.
The reconciliations of net loss to Adjusted EBITDA for the years ended December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
(in thousands)	2021	2020
Net loss	$(220,609)	$(157,784)
Add back:
Interest expense	8,522	2,003
Other income (expense), net	2,993	1,426
Provision/(benefit) for income taxes	(82)	97
Depreciation and amortization	4,028	3,138
Stock-based compensation	10,558	1,749
Loss on convertible loans	27,338	42,907
Transaction-related costs (1)	748	188
Deduct:
Interest income	(6)	(276)

Adjusted EBITDA	$(166,510)	$(106,552)

(1)	Consists of accounting and consulting fees related to public company readiness that did not qualify for capitalization under GAAP.
Liquidity and Capital Resources
To date, the Company has financed its operations through the issuance and sale of redeemable convertible preferred stock, issuance of debt, and issuance of common stock associated with the Transactions. The Company’s ongoing operations are dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis. The Company will need to obtain debt or equity financing, to provide additional equity capital and liquidity. If the Company is unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations.
The following table presents the Company’s cash and cash equivalents, restricted cash, and accounts receivable, net, for the periods presented:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$85,836	$58,452
Restricted cash	1,710	5,494
Accounts receivable, net	9,977	4,544
The accompanying consolidated financial statements included in this Report have been prepared by management assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
Since inception, we have incurred net losses and cash outflows from operations. Management expects that operating losses and negative cash flows from operating activities will continue in the foreseeable future as we continue invest in the expansion of our operations.

Management believes there is substantial doubt about our ability to continue as a going concern as our present cashflows from operations will not enable us to meet our obligations over the next 12 months. Maintaining our ongoing operations is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, including to meet any longer-term expected future cash requirements and obligations beyond the next 12 months. Such additional debt or equity financing may not be available to us on favorable terms, if at all. As the impact of the
COVID-19
pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The
COVID-19
pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.
Cash Flows
The following table presents cash provided by (used in) operating, investing, and financing activities during the periods presented:

	Years Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(174,618)	$(95,342)
Net cash (used in) provided by investing activities	(6,403)	14,498
Net cash provided by financing activities	204,648	78,427
Effect of exchange rate on cash, cash equivalents and restricted cash	(27)	349

Net increase (decrease) in cash, cash equivalents and restricted cash	$23,600	$(2,068)

Operating Activities
During the year ended December 31, 2021, operating activities used $174.6 million of cash, resulting from our net loss of $220.6 million, partially offset by net non-cash
charges of $49.0 million and net cash used by changes in our operating assets and liabilities of $3.1 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2021, consisted primarily of a $5.4 million increase in accounts receivable, a $1.4 million increase in prepaid expenses and other current assets, a $1.5 million increase in other assets, offset by increase of $3.2 million accounts payable and $2.0 million accrued expenses and other current liabilities. The increase in accounts receivable is primarily due to timing of collection of invoices during the fourth quarter of 2021. The increase in accrued expenses and other current liabilities is due to salaries and wages as a result of increased headcount, accrued taxes and timing of vendor payments. The increase in other assets is primarily associated with deposit payments for leased warehouse facilities and insurance.
During the year ended December 31, 2020, operating activities used $95.3 million of cash, resulting from our net loss of $157.8 million, partially offset by net cash provided by changes in our operating assets and liabilities of $12.9 million, and net non-cash
charges of $49.6 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020, consisted primarily of a $8.4 million decrease in accounts receivable, net an increase in accrued expenses and other current liabilities of $7.6 million, offset by a $2.9 million increase in other assets. The decrease in accounts receivable is primarily due to timing of collection of invoices during the fourth quarter of 2020. The increase in accrued expenses and other current liabilities is due to salaries and wages as a result of increased headcount, accrued taxes and timing of vendor payments. The increase in other assets is primarily associated with deposit payments for leased warehouse facilities and insurance.

Investing Activities
During the year ended December 31, 2021, investing activities used $6.4 million of cash primarily due to purchases of property and equipment.
During the year ended December 31, 2020, investing activities provided $14.5 million of cash, resulting from maturities of short-term investments of $22.5 million and purchases of property and equipment of $8.0 million.
Financing Activities
During the year ended December 31, 2021, financing activities provided $204.6 million of cash, resulting from proceeds from the Transactions, financing from the Backstop Agreements and financing from the PIPE Investors (net of transaction costs) of $160.6 million, issuance of debt obligations of $75.2 million, issuance of redeemable convertible preferred stock of $15.0 million, and exercise of stock options of $1.8 million, offset by the repayment of the Blue Torch Loan and the Paycheck Protection Program debt obligation of $48.0 million.
During the year ended December 31, 2020, financing activities provided $78.4 million of cash, resulting from proceeds from issuance of debt obligations, net of issuance costs of $88.4 million, and exercise of stock options and warrants of $0.3 million, net of payment of debt obligation of $10.3 million.
Financing Arrangements
Historically, the Company completed the following transactions, each of which has provided liquidity and cash resources.
Long Term Debt
Blue Torch Loan
In November 2020, Legacy Enjoy, as borrower, and its subsidiaries, as guarantors, entered into the Blue Torch Loan to borrow a first lien term loan in an aggregate principal amount of $37.0 million, net of $1.2 million in lender fees, collateralized by substantially all of the property and assets (tangible and intangible) of Legacy Enjoy and its subsidiaries and maturing in November 2023. The Blue Torch Loan incurred interest at one of two rates, (the “Reference Rate” or the “LIBOR Rate”), determined at the option of Legacy Enjoy, plus an applicable margin. The Reference Rate is calculated as the greatest of (i) 2.0% per annum, (ii) fluctuating interest rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published on the next succeeding business day by the Federal Reserve Bank of New York, plus 0.50% per annum, (iii) the LIBOR Rate plus 1.0% per annum, or (iv) the interest rate last quoted by the Wall Street Journal as the “prime rate” or, if unavailable, the highest per annum interest rate published by the Federal Reserve Board in Federal Reserve Statistical Release H.15 (519) (Selected Interest Rates) as the “bank prime loan” rate. The LIBOR Rate is calculated as the greater of (i) LIBOR rate divided by 100% minus a reserve percentage or (ii) 1.0% per annum. The applicable margin was 9.0% per annum if Legacy Enjoy chose the Reference Rate and was 10% per annum if Legacy Enjoy chose the LIBOR Rate. The Blue Torch Loan had an effective interest rate of 14.9% for the year ended December 31, 2021.
The Blue Torch Loan was prepayable in an amount equal to the outstanding principal and accrued interest plus an applicable premium of (i) if prepaid during the first year after the effective date, a make-whole amount equal to (x) the amount of interest that would otherwise have been payable to the lenders from the payoff date until the twelve month anniversary of the effective date, calculated using the Reference Rate or LIBOR Rate in effect on the payoff date, less (y) the amount of interest the lenders would have received from the payoff date until the twelve month anniversary of the effective date if the lenders had reinvested the prepaid principal amount at the U.S. treasury rate in effect on the payoff date, plus (z) 3.0% of the outstanding principal, (ii) if prepaid during the second year after the effective date, 2.0% of the outstanding principal, (iii) if prepaid during the third year after the effective date, 1.0% of the outstanding principal, and (iv) thereafter, 0%. In connection with Closing, we repaid the Blue Torch Loan in full and paid a premium of $1.7 million, which consisted of a $717,440 make-whole amount and a $1.0 million exit fee.
Paycheck Protection Program Loan
In April 2020, Legacy Enjoy was granted a loan under the Paycheck Protection Program offered by the Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), section 7(a)(36) of the Small Business Act (“PPP Loan”) for $10.0 million. The loan was provided by Newtek Small Business Finance, LLC and was evidenced by a promissory note and bore interest at 1% with no payments for the first six months and principal and interest payments thereafter. The loan was scheduled to mature in July 2023 and was subject to partial or full forgiveness if Legacy Enjoy used all proceeds for eligible purposes, maintained certain employment levels, and maintained certain compensation levels in accordance with and subject to the CARES Act and the rules, regulations, and guidance.
Legacy Enjoy used all proceeds from the PPP Loan to maintain payroll and make payments for lease obligations and utilities. As of December 31, 2021, management accounted for the loan as a debt with accrued interest. Interest expense was $75 thousand and $46 thousand, respectively, for the year ended December 31, 2021 and 2020. In connection with the Closing, the PPP Loan was repaid in full.
Convertible Loans
In October 2020, Legacy Enjoy entered into the 2020 Convertible Loan with certain existing investors and executives as lenders. This agreement was amended in December 2020 to increase the borrowing limit to $70 million. The 2020 Convertible Loan had several conversion options, including automatic conversion upon a qualified financing of at least $75.0 million, an optional conversion upon a non-qualified
financing, initial public offering and an optional conversion upon maturity. The 2020 Convertible Loan also carried a mandatory repayment feature upon a change of control. The 2020 Convertible Loan accrued interest at 14% and matured in May 2024. Legacy Enjoy elected to measure the 2020 Convertible Loan under the fair value option. Under the fair value option, convertible loans are measured at fair value in each reporting period until it was settled, with changes in the fair values being recognized in Legacy Enjoy’s consolidated statements of operations as income or expense. Debt issuance costs incurred in connection with convertible loans are expensed as incurred. As the 2020 Convertible Loan was carried at fair value in its entirety, further consideration of the embedded features in the 2020 Convertible Loan was not required.
In February 2021, Legacy Enjoy and its lenders agreed to an amendment to the 2020 Convertible Loan to specify the treatment of the 2020 Convertible Loan should Legacy Enjoy merge with a SPAC and subsequently become a publicly traded entity. As the substance of the transaction is a capital contribution from related parties, the resulting gain of $36.8 million was recorded to additional paid-in
capital during the year ended December 31, 2021. The 2020 Convertible Loan was converted to shares of New Enjoy common stock upon Closing.
In April 2021, Legacy Enjoy entered into the 2021 Convertible Loan with new investors, certain existing investors and executives. The 2021 Convertible Loan was senior in right of payment to the Convertible Loan, but expressly subordinated in right of payment to the Blue Torch Loan. The 2021 Convertible Loan had several conversion options, including an optional conversion upon maturity and automatic conversion upon a SPAC Transaction. If a SPAC Transaction occurred on or prior to the maturity date and prior to payment in full of the principal amount, then the outstanding principal amount of the 2021 Convertible Loan and all accrued and unpaid interest was to automatically convert into fully paid and nonassessable shares of Enjoy’s common stock immediately prior to the closing of a SPAC Transaction at a price per share equal to 80% of the value assigned to each share of Legacy Enjoy’s common stock. The 2021 Convertible Loan incurred interest at 8% per annum and would have matured in April 2022. Legacy Enjoy borrowed a total of $75.0 million under the 2021 Convertible Loan agreement. The 2021 Convertible Loan was converted to shares of New Enjoy common stock upon Closing.

Material Cash Requirements
Our material cash requirements, include amounts due under our contractual and other obligations, including under operating leases for monthly base rent under our lease agreement for office space for our headquarters in Palo Alto, California which began in September 2019 for a term of 90 months, and for office space throughout the United States, as well as in Canada and the United Kingdom. On an ongoing basis, we also enter into vehicle lease agreements under Fleet Lease Agreements in the United States and the United Kingdom, with each vehicle lease having a typical term of 36 months. Please refer to Note 17—
Commitments and Contingencies
of the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on these operating leases and the amounts due thereunder.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenue and expenses during the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our consolidated financial statements cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could materially differ from those estimates.
While our significant accounting policies are more fully described in Note 2—
Summary of Significant Accounting Policies.
We believe that the accounting estimates discussed below relate to the more significant areas involving management’s judgments and estimates:

•	Revenue Recognition;

•	Stock-based Compensation; and

•	Fair value of Convertible Loans.
Revenue Recognition
The Company generates revenue through visit fees whereby its Experts provide delivery, set-up, and technological expertise services at the request of its Customers. Its Customers are primarily large telecommunication and technology companies that sell technology products and services and require a Mobile Store experience for their customers, who are referred to herein as “Consumers.” Revenue is recognized upon transfer of control of promised services to Customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those promised services.
Each Customer contract contains only one performance obligation, which is a stand-ready obligation for the Company’s Experts to provide visits to Consumers throughout the Company’s contractual term. The stand-ready obligation consists of a series of distinct services that are substantially the same and have the same pattern of transfer, represented as visits provided to Consumers satisfied over time.
The transaction prices of the Company’s contracts are entirely variable, as the number of visits and the specific services provided at each visit are unknown at contract inception. Each contract includes pricing whereby the

Company and the Customer agree to payments for various elements of a visit, which generally include the base fee for conducting the visit and delivering product, as well as incremental amounts for add-ons provided to Consumers. Due to the nature of the obligation, the variability of payment based on the number of visits performed, and the specific services and products provided at each visit which are resolved as each visit is completed, the Company recognizes visit fees in revenue as such visits are provided. In addition, the Company is required to issue a credit to its Customer for the stipulated value of any consigned inventory that is under the Company’s control that is lost, damaged, or stolen. The Company recognizes the credit as a reduction in revenue when it identifies that the items were lost, damaged, or stolen.
From time to time, the Company’s Experts sell a Consumer incremental services on behalf of the Customer during a visit. Certain of the Company’s contracts contain provisions that allow for a chargeback by the Customer of the Company’s fee for selling the incremental service, if the Consumer cancels such services within a specified period from the visit. Chargebacks are recognized as a reduction of revenue, in the period such visit occurs, using an estimate derived from historical information regarding Consumer cancelations of specific services as well as real-time information provided by the Customer. The estimation of chargebacks for each performance obligation requires us to make subjective judgments and is subject to uncertainty. As of December 31, 2021 and 2020, the Company has recorded $8.6 million and $5.4 million, respectively, in chargebacks.
Stock-Based Compensation
We account for stock-based compensation expense related to our stock option awards based on the estimated grant date fair value, which is calculated using the Black-Scholes option pricing model. Our use of the Black-Scholes option-pricing model requires the input of subjective assumptions which are subject to uncertainty. If factors change and different assumptions are used, our stock-based compensation expense could be materially different for the current period and in the future. These assumptions and estimates used in the Black-Scholes option-pricing model are as follows:

•
Risk-Free Interest Rate. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

•	Expected Term. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options.

•	Expected Volatility. Expected volatility was determined based on similar companies’ stock volatility.

•
Expected Dividend Yield. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

Fair Value of Convertible Loans
We elected the fair value option for our convertible loans, which means we mark these investments to fair market value on a recurring basis. We believe the estimate of fair value of the convertible loans requires significant judgment. As of December 31, 2021 and 2020, the amount of convertible loans recorded using the fair value option was approximately $0 and $86.4 million, respectively.
The Company used the probability-weighted, expected return method (“PWERM”) to fair value the convertible loans. Key assumptions used in PWERM subject to the Company’s judgement were discount rates and discount for lack of marketability. Because of the inherent uncertainty of valuation, and the use of different assumptions to calculate fair value, the estimated fair value of our convertible loans may differ significantly from the values that would have been used had a ready market for the convertible loans existed, and the differences could be material to our consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Report for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our consolidated financial statements.

Emerging Growth Company
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. Enjoy has elected to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as it qualifies as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding
advisory votes on executive compensation and golden parachute payments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation and foreign currency, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
Enjoy had cash, cash equivalents and restricted cash totaling $87.5 million as of December 31, 2021, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on the value of Enjoy’s cash, cash equivalents, restricted cash, net loss or cash flow.
Inflation Risk
The Company does not believe that inflation has had, or currently has, a material effect on its business.
Foreign Currency Risk
The Company is exposed to foreign currency risk due to operations conducted in Canada and the United Kingdom. The Company does not believe that changes in foreign currency has had, or currently has, a material effect on its business.

Item 8.	Financial Statements and Supplementary Data.

6
4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Enjoy Technology, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enjoy Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, incurred losses and cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 25, 2022

We have served as the Company’s auditor since 2020.

ENJOY TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$85,836	$58,452
Restricted cash	1,710	5,494
Accounts receivable, net	9,977	4,544
Prepaid expenses and other current assets	4,159	2,774

Total current assets	101,682	71,264

Property and equipment, net	15,945	14,074
Intangible assets, net	867	967
Other assets	6,631	4,905

Total assets	$125,125	$91,210

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,102	$3,222
Accrued expenses and other current liabilities	20,110	17,897
Short-term debt	—	2,105

Total current liabilities	26,212	23,224

Long-term debt, net of discount	—	41,578
Long-term convertible loan, at fair value (related party carrying value of $20.0 million)	—	86,357
Derivative warrant liabilities	6,577	806

Total liabilities	32,789	151,965

COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, $0.00001 par value, 51,634,130 shares authorized, 0 and 51,518,255 shares issued and outstanding at December 31, 2021 and 2020, respectively; and aggregate liquidation preference of $0 and $362.1 million as of December 31, 2021 and 2020, respectively	—	353,692
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 500,000,000 shares authorized; 119,624,679 and 21,416,436 shares issued and outstanding at December 31, 2021 and 2020, respectively	12	1
Additional paid-in capital	734,142	6,601
Accumulated other comprehensive income	724	884
Accumulated deficit	(642,542)	(421,933)

Total stockholders’ deficit	92,336	(414,447)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$125,125	$91,210

The accompanying notes are an integral part of these consolidated financial statements.

6
6

ENJOY TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Revenue	$80,998	$60,323
Operating expenses:
Cost of revenue	112,910	71,872
Operations and technology	92,017	65,804
General and administrative	57,915	34,274

Total operating expenses	262,842	171,950

Loss from operations	(181,844)	(111,627)
Loss on convertible loans	(27,338)	(42,907)
Interest expense	(8,522)	(2,003)
Interest income	6	276
Other expense, net	(2,993)	(1,426)

Loss before provision for income taxes	(220,691)	(157,687)
Provision/(benefit) for income taxes	(82)	97

Net loss	$(220,609)	$(157,784)

Other comprehensive loss, net of tax
Cumulative translation adjustment	(160)	695

Total comprehensive loss	$(220,769)	$(157,089)

Net loss per share, basic and diluted	$(4.65)	$(7.40)

Weighted average shares used in computing net loss per share, basic and diluted	47,449,095	21,311,844

The accompanying notes are an integral part of these consolidated financial statements.

6
7

ENJOY TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2019	51,518,255	$353,692	21,140,014	$1	$3,162	$189	$(264,149)	$(260,797)
Issuance of common stock upon exercise of stock options	—	—	276,422	—	333	—	—	333
Issuance of warrants	—	—	—	—	1,357	—	—	1,357
Stock-based compensation	—	—	—	—	1,749	—	—	1,749
Foreign currency translation adjustments	—	—	—	—	—	695	—	695
Net loss	—	—	—	—	—	—	(157,784)	(157,784)

Balances at December 31, 2020	51,518,255	353,692	21,416,436	1	6,601	884	(421,933)	(414,447)
Issuance of Series C redeemable convertible preferred stock (net of issuance costs)	1,362,099	15,000	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization (Note 3)	(52,880,354)	(368,692)	52,880,354	5	368,687	—	—	368,692
Conversion of convertible notes into common stock upon the reverse recapitalization (Note 3)	—	—	15,163,809	2	152,111	—	—	152,113
Conversion of warrants into common stock upon the reverse capitalization (Note 3)	—	—	162,977	—	—	—	—	—
Reclassification of preferred stock warrant liability upon the reverse recapitalization (Note 3)	—	—	—	—	450	—	—	450
Recapitalization, backstop financing and PIPE financing, net of issuance costs (Note 3)	—	—	28,793,750	4	137,154	—	—	137,158
Stockholder contribution of stock for inducement in connection with the reverse recapitalization (Note 3)	—	—	(689,113)	—	—	—	—	—
Stock issuance for inducement in connection with the reverse recapitalization (Note 3)	—	—	689,113	—	20,000	—	—	20,000
Issuance of common stock upon exercise of stock options	—	—	1,207,353	—	1,799	—	—	1,799
Gain on extinguishment of convertible loan	—	—	—	—	36,782	—	—	36,782
Stock-based compensation	—	—	—	—	10,558	—	—	10,558
Foreign currency translation adjustments	—	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	—	—	(220,609)	(220,609)

Balances at December 31, 2021	—	$—	119,624,679	$12	$734,142	$724	$(642,542)	$92,336

(1)
The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.34456 established in the Merger as described in Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

6
8

ENJOY TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(220,609)	$(157,784)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,028	3,138
Loss on asset disposal	201	320
Stock-based compensation	10,558	1,749
Accretion of debt discount	1,025	293
Loss on extinguishment of debt related to derecognition of unamortized debt discount	3,293	—
Inducement expense in connection with the reverse recapitalization	20,000	—
Revaluation of warrants	(17,269)	469
Foreign currency transaction (gain) loss	(134)	687
Revaluation of convertible debt	27,338	42,907
Changes in operating assets and liabilities:
Accounts receivable	(5,440)	8,417
Prepaid expenses and other current assets	(1,382)	(115)
Other assets	(1,524)	(2,850)
Accounts payable	3,249	(136)
Accrued expenses and other current liabilities	2,048	7,563

Net cash used in operating activities	(174,618)	(95,342)

Cash flows from investing activities:
Purchases of property and equipment	(6,403)	(8,012)
Maturities of short-term investments	—	22,510

Net cash (used in) provided by investing activities	(6,403)	14,498

Cash flows from financing activities:
Proceeds from convertible loan	75,200	43,451
Proceeds from issuance of redeemable convertible preferred stock	15,000	—
Proceeds from reverse recapitalization, backstop financing and PIPE financing	171,062	—
Proceeds from exercises of stock options	1,799	333
Repayment of Blue Torch and PPP loans	(48,000)	—
Payment of transaction costs related to the Transactions	(10,413)	—
Payment of deferred financing costs	—	(884)
Proceeds from issuance of Blue Torch loan and warrants	—	35,790
Proceeds from PPP loan	—	10,000
Payment of TriplePoint loan	—	(10,263)

Net cash provided by financing activities	204,648	78,427

Effect of exchange rate on cash, cash equivalents and restricted cash	(27)	349
Net increase (decrease) in cash, cash equivalents and restricted cash	23,600	(2,068)
Cash, cash equivalents and restricted cash, beginning of year	63,946	66,014

Cash, cash equivalents and restricted cash, end of year	$87,546	$63,946

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$4,155	$2,003
Cash paid during the year for income taxes	$18	$97
Supplemental disclosure of non-cash financing activity:
Conversion of redeemable preferred stock to common stock	$368,692	$—
Issuance of common stock related to convertible debt	$152,113	$—
Reclassification of redeemable convertible preferred stock warrant liability to equity	$450	$—
Deferred success fee	$—	$1,000
Property and equipment, net included in accounts payable	$118	$—
Non-cash interest	$4,367	$565
Gain on extinguishment of convertible loan	$36,782	$—
Derivative warrant liabilities recognized upon the closing of the Transactions	$23,491	$—
The accompanying notes are an integral part of these consolidated financial statements.

6
9

ENJOY TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts or as otherwise indicated)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Enjoy Technology, Inc. (“Enjoy” or the “Company”) was incorporated in the state of Delaware in May 2014, and is headquartered in Palo Alto, California. Enjoy operates mobile stores providing in home delivery, set up and a full shopping experience for technology and telecom companies in the United States of America, United Kingdom, and Canada. References herein to Enjoy or the Company mean Enjoy Technology, Inc., and its consolidated subsidiaries.
Reorganization
—In January 2021, Enjoy Technology, Inc. filed documents with the Delaware Secretary of State to effect a holding company reorganization (the “Reorganization”), which resulted in a newly formed Delaware corporation, Enjoy Technology Holding Company (“Enjoy Holdings”), owning all the capital stock of Enjoy Technology, Inc. Enjoy Holdings was initially a direct, wholly owned subsidiary of Enjoy Technology, Inc. Pursuant to the Reorganization, the newly formed entity (“Merger Sub”), a direct, wholly owned subsidiary of Enjoy Holdings and an indirect, wholly owned subsidiary of Enjoy Technology, Inc., merged with and into Enjoy Technology, Inc., with Enjoy Technology, Inc., surviving as a direct, wholly owned subsidiary of Enjoy Holdings. Each share of each class of Enjoy Technology, Inc., stock issued and outstanding immediately prior to the Reorganization was automatically converted into an equivalent corresponding share of Enjoy Holdings stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Enjoy Technology, Inc., stock being converted. Accordingly, upon consummation of the Reorganization, Enjoy Technology, Inc.’s current stockholders became stockholders of Enjoy Holdings. The stockholders of Enjoy Technology, Inc., did not recognize any gain or loss for U.S. federal income tax purposes upon the conversion of their shares in the Enjoy Holdings. Finally, Enjoy Technology Inc. changed its name to Enjoy Technology LLC while Enjoy Holdings changed its name to Enjoy Technology Inc.
Marquee Raine Acquisition Corp. Merger
—On April 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marquee Raine Acquisition Corp. (“MRAC”, prior to the closing of the merger and “New Enjoy”, following the closing of the merger), a publicly traded Special Purpose Acquisition Company. On October 15, 2021 (the “Closing Date”), the Company and MRAC consummated the merger transaction contemplated by the Merger Agreement (the “Merger”), following approval at a special meeting of the stockholders of MRAC held on October 13, 2021.
See Note 3, “Reverse Recapitalization” for further details of the Merger.
Basis of Presentation
—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Enjoy Technology, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio with the exception of authorized shares and shares reserved for issuance. See Note 3, “Reverse Recapitalization” for further details of the Merger.
Reclassifications
—The Company reclassified certain costs within each of its operating expense line items in the consolidated statements of operations and comprehensive loss. Prior period amounts have been reclassified to conform to this presentation. These changes have no impact on the Company’s previously reported consolidated net loss and comprehensive loss, cash flows, or basic and diluted net loss per share amounts for the periods presented.
Going Concern
—The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
Since inception, the Company has incurred losses and cash outflows from operations. During the years ended December 31, 2021 and 2020 the Company incurred net losses of $220.6 million and $157.8 million, respectively and cash outflows from operations of $174.6 million and $95.3 million, respectively. As of December 31, 2021, and 2020, the Company had accumulated deficits of approximately $642.5 million and $421.9 million, respectively. The Company has historically financed its operations through the issuance and sale of redeemable convertible preferred stock and through issuance of debt. Management expects that operating losses and negative cash flows from operating activities will continue in the foreseeable future as the Company continues to invest in the expansion of its operations.
The Company’s ongoing operations are dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute its long-term business plans. The Company will need to obtain debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than expected. Such additional debt or equity financing may not be available to the Company on favorable terms, if at all.
Management believes there is substantial doubt about the Company’s ability to continue as a going concern as the Company’s present cash flows from operations will not enable it to meet its obligations for the twelve months from the date these consolidated financial statements are available to be issued. Management is actively seeking new sources of financing at favorable terms and conditions that will enable the Company to meet its obligations for the twelve months from the date these consolidated financial statements are available to be issued. There is no assurance that management will be successful in raising additional funds.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgements and assumptions in the Company’s consolidated financial statements and notes thereto. The Company’s accounting policies that involve judgement by management include the assumptions used for estimating the fair value of convertible loans, warrants, reserves relating to expected chargeback losses, fair value of common stock used to calculate stock-based compensation, the assessment of the useful life and recoverability of long-lived assets and valuation allowance associated with income taxes. These estimates and assumptions are based on management’s best knowledge of current events, historical experience and other information available when the consolidated financial statements are prepared. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates.
Risks and Uncertainties
—The Company is subject to a number of risks including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology.

•
Impact of LIBOR
Phase-Out
—The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it intends to phase out LIBOR by the end of 2021. Based on the nature of the business activities and operations, the Company does not expect LIBOR phase-out
to have a significant impact on the Company’s consolidated financial statements.

•
Impact of
COVID-19
—A new strain of coronavirus that causes the disease known as
COVID-19
was identified in late 2019 and spread globally. In March 2020, the World Health Organization declared the
COVID-19
outbreak a pandemic. Our business was materially impacted by
COVID-19
in several ways. Typically, our Consumer interactions occur within their home. Social distancing protocols changed the way we interact with the Consumer and our in-home
visits fell to zero in the early stages of the pandemic. Depending on the geography during certain periods we had no in-home
visits and these
in-home
visits remained significantly below
pre-COVID
levels throughout 2020. To protect our employees and Consumers we implemented a variety of programs to provide masks, cleaning supplies and other protocols that remain in place. In addition, the Company could see some limitations on employee resources that would otherwise be focused on operations, including but not limited to sickness of employees or their families, desire for employees to avoid contact with groups of people, and increased reliance on working from home.

The Company has applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom. In addition, the Company furloughed employees in the U.K. beginning in April through August 2020 and again starting January 2021 through August 2021. See Note 8 for additional information on the Paycheck Protection Program offered by the Small Business Administration under the CARES Act established by the United States federal government.
For the U.K. operations, during the year ended December 31, 2021 and 2020 the Company recorded reimbursed costs of approximately £0.3 million ($0.4 million) and £0.8 million ($1.1 million), respectively, under the Coronavirus Job Retention Scheme (“CJRS”) set up by the U.K. government to help employers pay the wages of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. This program reimbursed the Company for 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for the Company. The Company recorded the reimbursed amounts as reductions to the associated expenses.
The Company expects to receive
tax-related
liquidity benefits from the CARES Act. The Company is closely monitoring the impact of the
COVID-19
pandemic on its business. However, the Company cannot predict whether and to what extent the benefit would be.
The Company cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
outbreak will have on its financial condition and operations. The full impact of the
COVID-19
outbreak on management estimates and the financial performance of the Company may depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions.
Foreign Currency
—The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is their local currency. The assets and liabilities of the subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date. Equity transactions are translated using historical exchange rates. Revenues and expenses are translated at the average exchange rate during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income, a separate component of stockholders’ deficit. Gains or losses, whether realized or unrealized, due to transactions in foreign currencies, are reflected in the consolidated statements of operations and comprehensive loss under other expense, net.
Segment Information
—The Company applies Accounting Standards Codification (“ASC”) 280,
Segment Reporting
, in determining reportable segments for its financial statement disclosures. Operating segments

7
2

are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. The Company has two operating and reportable segments: North America and Europe. Segment information is presented in the same manner that the CODM reviews the operating results in assessing performance and allocating resources.
Cash and Cash Equivalents
—The Company’s cash equivalents consist of highly liquid securities with original maturities of three months or less at the time of purchase.
As of December 31, 2021 and 2020, cash consists primarily of checking and savings deposits.
Restricted Cash
—The Company classifies all cash whose use is limited by contractual provisions as restricted cash. The Company’s restricted cash relates to balances held for collateral for its leased office space, leased vehicle fleet, and workers compensation insurance.
The reconciliation of cash and cash equivalents and restricted cash is as follows (in thousands):

	December 31,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$85,836	$58,452
Restricted cash	1,710	5,494

Total cash, cash equivalents and restricted cash	$87,546	$63,946

Accounts Receivable and Allowance for Doubtful Accounts
—Accounts receivable are stated at net realizable value. Accounts receivable consist primarily of receivables due from the customers arising in the normal course of business. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for doubtful accounts or if any accounts should be written off based on judgmental factors such as the customer’s payment history, historical loss patterns, the general economic climate, age of the receivable, and past due status of invoices. Accounts receivable are written off after collection efforts have been exhausted. The allowance is recognized as bad debt expense, which is classified in general and administrative expense within the consolidated statements of operations and comprehensive loss. The Company generally does not require any security or collateral to support its receivables as its customer base is comprised of large telecommunication and technology companies. Based on the credit quality of the Company’s customers, the short-term duration of payment terms of its customer contracts, and its customers’ history of payment, the Company did not have an allowance for doubtful accounts as of December 31, 2021 and 2020.
Property and Equipment, Net
—Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations and comprehensive loss for the period realized. The estimated useful lives of the Company’s property and equipment are as follows:

Property and Equipment	Useful Life
Office equipment	3 years
Computer equipment	3 years
Vehicles	3 years
Vehicle equipment	4 years
Leasehold improvements	Shorter of estimated life of the asset or remaining lease term
Furniture and fixtures	5 years

7
3

Intangible Assets, Net
—The Company’s intangible assets are made up of a domain name with a useful life of 15 years. Amortization expense is recognized on straight-line basis in general and administrative expense within the consolidated statements of operations and comprehensive loss.
Debt Issuance Costs
—Costs incurred in connection with the issuance of the Company’s debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. As a result of applying the fair value option (“FVO”), direct costs and fees related to the convertible notes were expensed as incurred and were not deferred.
Impairment of Long-Lived Assets
—The Company assesses long-lived assets for impairment in accordance with the ASC 360,
Property, Plant and Equipment
. Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the years ended December 31, 2021 and 2020.
Classification of Redeemable Convertible Preferred Stock
—The Company’s Amended and Restated Certificate of incorporation does not provide that its redeemable convertible preferred stock shall be redeemable at the option of the holder. However, there are potential redemption triggers that are outside the control of the Company. Accordingly, the Company has presented all shares of its redeemable convertible preferred stock outside of permanent equity, or in the mezzanine section of its consolidated balance sheets. The redeemable convertible preferred stock was converted into our common stock upon consummation of the Merger.
Revenue Recognition
—The Company generates revenue through visit fees whereby its Experts provide delivery, set-up,
and technological expertise services at the request of its customers. Its customers are primarily large telecommunication and technology companies that sell technology products and services and require a mobile store experience for their customers, who are referred to herein as “Consumers.” Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those promised services. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606,
Revenue from Contracts with Customers,
which includes the following five steps:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.
Each customer contract contains only one performance obligation, which is a stand-ready obligation for the Company’s Experts to provide visits to Consumers throughout the Company’s contractual term. The stand-ready obligation consists of a series of distinct services that are substantially the same and have the same pattern of transfer, represented as visits provided to Consumers satisfied over time. Customer payments are due when control of services is transferred to the customer and are not conditional on anything other than payment terms, which typically are less than 60 days. No material contract asset or liabilities exist for any period reported within these consolidated financial statements.
The transaction prices of the Company’s contracts are entirely variable, as the number of visits and the specific services provided at each visit are unknown at contract inception. Each contract includes pricing

7
4

whereby the Company and the customer agree to payments for various elements of a visit, which generally include the base fee for conducting the visit and delivering product, as well as incremental amounts for add-ons
provided to Consumers. Due to the nature of the obligation, the variability of payment based on the number of visits performed, and the specific services and products provided at each visit which are resolved as each visit is completed, the Company recognizes visit fees in revenue as such visits are provided. In addition, the Company is required to issue a credit to its customer for the stipulated value of any consigned inventory that is under the Company’s control that is lost, damaged, or stolen. The Company recognizes the credit as a reduction in revenue when it identifies that the items were lost, damaged, or stolen.
From time to time, the Company’s Experts sell a Consumer incremental services on behalf of the customer during a visit. Certain of the Company’s contracts contain provisions that allow for a chargeback by the customer of the Company’s fee for selling the incremental service if the Consumer cancels such services within a specified period from the visit. Chargebacks are recognized as a reduction of revenue, in the period such visit occurs, using an estimate derived from historical information regarding Consumer cancelations of specific services as well as real-time information provided by the customer. As of December 31, 2021 and 2020, the Company has recorded $8.6 million and $5.4 million, respectively, in chargeback estimates related to such services, which are presented as a reduction of revenue in the consolidated statements of operations and comprehensive loss and as a reduction to accounts receivable, net, in the consolidated balance sheets, as the contractual right of offset exists.
Changes in the chargeback accounts were as follows (in thousands):

Chargebacks
Balance as of January 1, 2020	$2,178
Provision	8,981
Credits/payments made	(5,763)

Balance as of December 31, 2020	5,396
Provision	16,841
Credits/payments made	(13,646)

Balance as of December 31, 2021	$8,591

The Company applies the practical expedient to not disclose information about its remaining performance obligations in contracts with original expected durations of one year or less or amounts attributable to the variable consideration that solely relate to future services.
Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.
The Company disaggregates its revenue from contracts with customers by reportable segment, as it believes this best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors, as well as company expansion into international markets. The Company’s revenue is attributable to its operations in North America and Europe. Refer to Note 15 for revenue disaggregated by reportable segment.
Cost of Revenue
—Cost of revenue primarily consists of salaries, benefits and other expenses related to the Company’s Experts, fleet vehicle costs, and other expenses directly related to the performance of each Expert’s field visit.
Operations and Technology
—Operations and technology expenses primarily consist of technology, facility and overhead costs directly related to the operation of our mobile stores. This includes lease and operating expenses for our warehouses, inventory management and storage, facility supplies and depreciation expense. We also include cost for employees who directly or indirectly support our Experts, including supervisory and operations management, inventory management, fulfillment, recruiting and research and development costs, which were $13.8 million for the year ended December 31, 2021 and $12.4 million for the year ended December 31, 2020.

7
5

General and Administrative
—General and administrative expenses primarily consist of personnel-related expenses for our general corporate functions. This includes our leadership team, employees involved in finance, human resources, legal, information technology, marketing, and other enterprise-wide support functions.
Stock Based Compensation
—The Company accounts for stock options granted to employees under the fair value recognition provision of ASC 718,
Compensation—Stock Compensation
. The value of the portion of the awards that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated statements of operations and comprehensive loss. The Company accounts for forfeitures as they occur. The Company classifies non-cash
share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. The fair value of restricted stock units and restricted stock awards is based on the fair value of the underlying shares at the date of grant. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is determined based on similar companies’ stock volatility. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.
The weighted-average assumptions used to estimate the fair value of stock options granted during the year is as follows:

	Years Ended December 31,
	2021	2020
Risk-free interest rate	0.86%	1.18%
Expected term (in years)	5.95	6.01
Expected volatility	59.5%	48.4%
Expected dividend yield	—%	—%
Fair value of common stock	$9.02	$2.59
Leases
—The Company assesses its lease arrangements at contract inception to determine if they are operating or capital leases. The Company leases its facilities (offices and warehouses) and vehicles under operating lease agreements. Lease arrangements under operating lease agreements and the related lease payments are not recorded on the Company’s balance sheet. The terms of certain agreements provide for increasing rental payments; however, the Company recognizes rent expense on a straight-line basis over the term of the lease. Any lease incentives are recognized as reductions of rent expense on a straight-line basis over the term of the lease. The lease term begins on the date of the initial occupancy or possession of the leased property for purposes of recognizing rent expense.
Income Taxes
—The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, the Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred taxes are measured using enacted tax rates in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
The Company records a valuation allowance to reduce its deferred tax assets to the net amount that the Company believes is more-likely-than-not
to be realized. In assessing the need for a valuation allowance, the Company has considered all available positive and negative evidence including its historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences

7
6

and ongoing tax planning strategies. If in the future, the Company determines that it would be able to realize the deferred tax assets, the Company may reduce its valuation allowance, which may result in income tax benefits to be recognized in the Company’s consolidated statement of operations and comprehensive loss.
The Company accounts for uncertain tax positions using a
two-step
process whereby: (i) the Company determines whether it is
more-likely-than-not
that the tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than-not
recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon the ultimate settlement with the related tax authority.
The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income tax expense in the consolidated statement of operations and comprehensive loss.
Regarding the Global Intangible Low Taxed Income (“GILTI”) rules enacted as part of the Tax Cuts and Jobs Act of 2017, the Company is required to make an accounting policy election to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in the Company’s current measurement of deferred taxes. The Company has made a policy election to treat GILTI taxes as a current period expense.
Net Loss Per Share
—The Company calculated basic and diluted net loss per share attributable to common stockholders in conformity with the two-class
method required for companies with participating securities. The Company considered the redeemable convertible preferred stock to be a participating security as the holders are entitled to participate with holders of the common stock on and if converted and pari passu basis if and when a common stock distribution is declared by the board of directors.
Under the
two-class
method, basic net loss per share attributable to common stockholders was calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock did not have a contractual obligation to share in losses. Diluted net loss per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options and warrants to purchase preferred stock and common stock were considered common shares equivalents but had been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive. In periods in which the Company reports a net loss attributable to all classes of common stockholders, diluted net loss per share attributable to all classes of common stockholders is the same as basic net loss per share attributable to all classes of common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Fair Value Measurements
—Fair value accounting is applied for all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company follows the established framework for measuring fair value and expands disclosures about fair value measurements.
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the

7
7

lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
Level 1
—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2
—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
Level 3
—Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to level 3 inputs.
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.
The Company’s consolidated financial instruments consist of accounts receivable, accounts payable and accrued expenses and are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The consolidated financial statements also include fair value level 1, 2 and 3 measurements of cash and cash equivalents, investments, debt and warrant liabilities.
Derivative Warrant Liabilities
—The Company does not use derivative instruments to hedge its exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase MRAC’s Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Company assumed 9,343,750 public warrants and 6,316,667 private placement warrants issued to MRAC’s sponsor upon the Merger, all of which were issued in connection with MRAC’s initial public offering. Subsequent to the Merger and as of December 31, 2021, all of these warrants remained outstanding.
All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with
ASC 815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized as other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of public warrants is measured based on the listed market price of such warrants. The fair value of the private placement warrants is estimated based on the listed market price of the public warrants.
Related Parties
—Certain
members of the Company’s Board of Directors serve as directors, executive officers, or are investors in, companies that are customers or vendors of the Company. With the exception of the Backstop Agreements and the LCH Transaction as defined and discussed in Note 3, and the 2020 Convertible Loan and 2021 Convertible Loan as defined and discussed in Note 8, related party transactions were not material as of December 31, 2021 and 2020 and for the years then ended.
Concentrations of Credit Risk
—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents balances are generally held with large highly visible financial institutions worldwide. Deposits held with these financial institutions generally are in excess of the amount of insured limits provided on such deposits, if any.
The Company generally does not require collateral to secure accounts receivable. The risk with respect to accounts receivable is mitigated by credit evaluations the Company performs on its customers and by the short duration of its payment terms for the majority of the Company’s customer contracts. Additionally, the

7
8

Company factors a substantial portion of its accounts receivable for certain customers, such that the Company sells these receivables balances to a third-party banking institution at a discount without further recourse to the Company, thereby reducing the risk related to these receivables even further. These receivable balances which are transferred to a third party are accounted for under ASC 860,
Transfers and Servicing (“ASC 860”)
. As they meet the criteria of sales accounting as per ASC 860, they are excluded from the amounts reported in the consolidated balance sheet. The cash proceeds received from such sales are included in operating cash flows. The expenses associated with the factoring of receivables are reported within other expense in the consolidated statement of operations and comprehensive loss. As of December 31, 2021, the Company had three customers with gross accounts receivable balances greater than 10% of the Company’s total balance, representing 47%, 29% and 16%, respectively. As of December 31, 2020, the Company had two customers with gross accounts receivable balances greater than 10% of the Company’s total balance, representing 57% and 27%, respectively.
Transaction costs
—Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger. These costs were initially capitalized as incurred in other assets on the consolidated balance sheets. Upon the closing of the Merger, transaction costs direct and incremental to the Merger and costs related to the issuance of shares were recorded as a reduction to additional paid-in
capital.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU
No. 2018-15,
Intangibles—Goodwill and
Other—Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
. The new guidance provides for the deferral of implementation costs for cloud computing arrangements and expensing those costs over the term of the cloud services arrangement. The new guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted ASU
2018-15
on January 1, 2021, which did not have a material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU
No. 2016-02,
Leases (Topic 842)
, as amended, which supersedes the guidance in former ASC 840,
Leases
. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use
asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. In June 2020, the FASB issued ASU
2020-05,
which defers the effective date of ASU
2016-02
for the Company to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The new guidance became effective for the Company on January 1, 2022. The Company elected the optional transition approach to not apply Topic 842 in the comparative periods presented.
As such, the Company has elected the following:

•
the package of practical expedients which allows for not reassessing (1) whether existing contracts contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition;

•
the practical expedient to not separate
non-lease
components from lease components and instead account for each separate lease component and non-lease
components associated with that lease component as a single lease component by class of the underlying asset; and

7
9

•
the practical expedient not to recognize
right-of-use
assets and lease liabilities for short-term leases, which have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

The Company has not elected the hindsight practical expedient.
We expect the adoption on January 1, 2022 will result in the recognition of total right-of-use
assets between $42 million and $47 million and total lease liabilities between $46 million and $51 million, primarily related to real estate. The recognition, measurement, and presentation of expenses and cash flows by a lessee will not significantly change from previous guidance; accordingly, the impact on our results of operations as reflected in our Consolidated Statements of Operations is not expected to be material. Accordingly, the Company does not expect the adoption of Topic 842 to have a material impact to the consolidated statements of operations or on its cash flows from operating, investing or financing activities.
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,
and has since issued various amendments. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model replacing the currently used incurred loss method. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The guidance is effective for the Company for the year beginning after December 15, 2022. The adoption of ASU
2016-13
is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU
No. 2019-12,
Simplifying the Accounting for Income Taxes (Topic 740)
. The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of ASU
2019-12
will have on its consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
. ASU
2020-06
changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing the Beneficial Conversion Feature (“BCF”) and Cash Conversion Feature (“CCF”) separation models required under the current guidance. ASU
2020-06
also removes certain settlement conditions that are required for equity contracts to qualify for equity classification. Lastly,
ASU 2020-06
changes the existing diluted earnings per share (“EPS”) calculation for convertible debt that contains a CCF and increases disclosure requirements for convertible instruments. The ASU is effective for public business entities that meet the definition of a SEC filer, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted but no earlier than the fiscal years beginning after December 15, 2020, including interim periods within the fiscal years. The Company currently is not planning early adoption.
In October 2021, the FASB issued ASU
No. 2021-08,
Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
. This ASU was issued to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination, whereas current GAAP requires that the acquirer measures such assets and liabilities at fair value on the acquisition date. The guidance is effective for the

Company for the year beginning after December 15, 2023, with early adoption permitted. The Company will apply the guidance in ASU
2021-08
on a prospective basis for business combinations occurring during the fiscal year in which the Company adopts the amendments.

3.	REVERSE RECAPITALIZATION
Merger Transaction
—On the Closing Date, the Company and MRAC consummated the merger transaction contemplated by the Merger Agreement, following approval at an extraordinary general meeting of the shareholders of MRAC held on October 13, 2021.
In connection with the execution of the Merger Agreement, MRAC entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to which the PIPE Investors agreed to purchase, in the aggregate, approximately 8 million shares of New Enjoy common stock at $10.00 per share for an aggregate commitment amount of approximately $80 million (the “PIPE Shares”). Pursuant to the Subscription Agreements, New Enjoy agreed to provide the PIPE Investors with certain registration rights with respect to the PIPE Shares. The PIPE investment was consummated substantially concurrently with the closing of the Merger.
On the Closing Date, the Backstop Investors purchased, in the aggregate, 5,500,906 shares of New Enjoy common stock (the “Backstop Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of approximately $55,009,060, pursuant to the Backstop Agreements. Pursuant to the Backstop Agreements, New Enjoy agreed to provide certain registration rights to the Backstop Investors with respect to the Backstop Shares.
Immediately prior to the effective time of the Merger, (1) each share of
Legacy
Enjoy’s (a) Series A preferred stock, par value $0.00001 per share, (b) Series B preferred stock, par value $0.00001 per share, and (c) Series C preferred stock, par value $0.00001 per share (collectively, the “Enjoy Preferred Stock”), converted into one share of common stock, par value $0.00001 per share, of
Legacy
Enjoy and, together with Enjoy Preferred Stock, (the “Enjoy Capital Stock”) (2) all of the outstanding warrants to purchase shares of Enjoy Capital Stock were exercised in full, with the exception of the warrant to purchase 336,304 shares of Enjoy Preferred Stock held by TriplePoint Venture Growth BDC Corporation, and converted into the warrant to purchase 115,875 shares of New Enjoy common stock at an exercise price of $6.90 per share.
At the time of the Merger, eligible
Legacy
Enjoy equity holders received or had the right to receive shares of MRAC’s Class A ordinary shares at a deemed value of $10.00 per share after giving effect to the exchange ratio of approximately 0.34456 as defined in the Merger Agreement (“Exchange Ratio”). Accordingly, immediately after giving effect to the Merger, the Backstop investment and the PIPE investment, there were 119,621,866 shares of common stock and 15,776,292 warrants outstanding.
As a result of the Merger transaction, the Company raised gross proceeds of $171.0 million, including the contribution of net

cash held in MRAC’s trust account from its initial public offering of $36.0 million
as well as additional proceeds from the PIPE Investors and Backstop Investors. The net proceeds were $112.6 million after (1) repayment of PPP Loan and Blue Torch Loan and (
2
) transaction costs, of which $10.4 million was direct and incremental to the merger which was accounted for as contra-equity upon closing date. All periods prior to the Merger have been retrospectively adjusted using the exchange ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization.

8
1

The number of shares of common stock issued immediately following the consummation of the Transactions were as follows:

Number of Shares
Common stock of MRAC, outstanding prior to Merger	46,718,750
Less redemption of MRAC shares	(31,875,906)

Common stock of MRAC	14,842,844
Shares issued in PIPE financing	8,000,000
Shares issued in Backstop financing	5,500,906

Shares issued for deferred underwriting fees	450,000

Merger, PIPE financing, and Backstop financing shares	28,793,750
Legacy Enjoy shares	90,828,116

Total shares of common stock immediately after Merger	119,621,866

The merger transaction with MRAC represents a reverse merger and was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, MRAC was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the merger transaction, Enjoy stockholders have a majority of the voting power of New Enjoy, Enjoy comprises all of the ongoing operations of New Enjoy, Enjoy controls a majority of the governing body of New Enjoy, and Enjoy’s senior management comprises all of the senior management of New Enjoy. Accordingly, for accounting purposes, the merger transaction was treated as the equivalent of Enjoy issuing shares for the net assets of MRAC, accompanied by a recapitalization. The net assets of Enjoy were stated at historical cost. No goodwill or other intangible assets were recorded.
LCH Transaction
—In April 2021, to induce one of its stockholders, LCH Enjoir L.P. (“LCH”), to surrender to Enjoy certain of its rights in connection with the Merger, Enjoy entered into the Stockholder Contribution Agreement with Ron Johnson, a related party, and the Stock Issuance Agreement with LCH. Pursuant to the Stockholder Contribution Agreement, immediately prior to the Closing, Mr. Johnson contributed a number of shares of the Company’s common stock equal to the quotient obtained by dividing $20.0 million by the product obtained by multiplying $10.00 by the exchange ratio calculated in accordance with the Merger Agreement used to determine that number of shares each share of the Company’s common stock will be exchanged for at the closing of the Merger (“Contributed Shares”). In October 2021, as detailed in the Stock Issuance Agreement, Enjoy issued a number of shares equal to the Contributed Shares to LCH. Accordingly, the Company recognized an expense with a corresponding increase to additional paid-in
capital. The expense amounting to $20.0 million is recorded as other expense, net on the consolidated statements of operations and comprehensive loss.

4.	FAIR VALUE MEASUREMENTS
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis in the consolidated financial statements (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities—Public	$3,924	$—	$—	$3,924
Derivative warrants liabilities—Private	—	2,653	—	2,653

Total financial liabilities	$3,924	$2,653	$—	$6,577

8
2

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Redeemable convertible preferred stock warrant liability	$—	$—	$806	$806
Convertible loan	—	—	86,357	86,357

Total financial liabilities	$—	$—	$87,163	$87,163

The estimated fair value of the public warrants is measured at Level 1 fair value measurement as the public warrants are publicly traded. The estimated fair value of the private warrants measured at Level 2 fair value measurement as the key inputs to the valuation model are observable from the public warrants’ listed price.
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. The Company’s Blue Torch and PPP loans are recorded at their net carrying value, which approximates fair value.
During the years ended December 31, 2021 and 2020, the Company had no transfers in or out of Level 3 of the fair value hierarchy of its assets measured at fair value.
The following table provides a reconciliation of activity and changes in fair value for the Company’s convertible loans and redeemable convertible preferred stock warrant liability using inputs classified as Level 3 (in thousands):

	Convertible Loans	Redeemable Convertible Preferred Stock Warrant Liability
Balance at January 1, 2020	$—	$337
Issuance of convertible loan	43,450	—
Change in fair value	42,907	469

Balance at December 31, 2020	86,357	806
Debt extinguishment of convertible loans	(36,782)	—
Proceeds from issuance of convertible loans	75,200	—
Change in fair value	27,338	(356)
Warrant reclassification to equity	—	(450)
Conversion of convertible loans	(152,113)	—

Balance at December 31, 2021	$—	$—

The estimated fair values of the convertible loans and the redeemable convertible preferred stock warrant liability were determined utilizing the Probability-Weighted, Expected Return Method and is considered a Level 3 fair value measurement. The fair values of the convertible loans and the redeemable convertible preferred stock warrant liability were based on the values of the loans and warrants upon conversion due to the high probability associated with a certain event, which in the Company’s case, becoming a public company through a SPAC Transaction. The probability-weighted, present value of the convertible loans was determined using an estimated discount rate of
11.7%
 as of December 31, 2020. The fair value of the redeemable convertible preferred stock warrant liability was estimated based on the Company’s common stock valued at
$2.86
as of December 31, 2020. Upon consummation of the Merger, the convertible loans were converted to common stock, and the redeemable convertible preferred stock warrant liability were converted into a warrant to purchase common stock and reclassified to equity.

8
3

5.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$20,446	$16,512
Furniture and fixtures	2,173	1,438
Office equipment	591	356
Computer equipment	107	81
Vehicles	66	66
Vehicle equipment	283	—

	23,666	18,453
Less: accumulated depreciation	(7,721)	(4,379)

Property and equipment, net	$15,945	$14,074

Total depreciation expense related to property and equipment, net was $3.9 million and $3.1 million for the years ended December 31, 2021 and 2020, respectively.

6.	INTANGIBLE ASSETS, NET
Intangible assets, net consist of the following (in thousands):

	December 31,
	2021	2020
Domain Name	$1,500	1,500
Less: accumulated amortization	(633)	(533)

Intangible assets, net	$867	$967

Total amortization expense was $0.1 million for both years ended December 31, 2021 and 2020, respectively.
The following table summarizes estimated future amortization expense of intangible assets for the years ending December 31 (in thousands):

Years Ending December 31,
2022	$100
2023	100
2024	100
2025	100
2026	100
Thereafter	367

Total estimated future amortization expense	$867

8
4

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued salaries and wages	$8,677	$8,088
Deferred rent	3,552	3,876
Accrued payables	5,296	2,774
Accrued tax	1,259	2,210
Accrued vacation and benefits	1,181	813
Accrued other	145	136

Total accrued expenses and other current liabilities	$20,110	$17,897

8.	DEBT
TriplePoint Venture Growth BDC Corporation Loan
—In September 2018, the Company entered into a loan and security agreement with TriplePoint Venture Growth BDC Corporation (“TriplePoint”), to provide a term loan of $10.0 million (the “TriplePoint Loan”), subject to certain nonfinancial covenants. The TriplePoint Loan bore interest at a rate of prime plus 5.25% and was scheduled to mature in September 2021. The principal and interest balances of the loan were repaid in November 2020, using in part, proceeds from the Blue Torch Loan (as defined below).
The TriplePoint Loan had an effective interest rate of 13.9% for the year ended December 31, 2020. Interest expense for the year ended December 31, 2020 was $1.1 million.
Paycheck Protection Program Loan
—In April 2020, the Company was granted a loan under the Paycheck Protection Program offered by the Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, section 7(a)(36) of the Small Business Act (“PPP Loan”) for $10.0 million. The loan was provided by Newtek Small Business Finance, LLC and is evidenced by a promissory note and bore interest at 1% with no payments for the first six months and principal and interest payments thereafter. The loan was scheduled to mature in July 2023 and was subject to partial or full forgiveness if the Company uses all proceeds for eligible purposes, maintains certain employment level, and maintains certain compensation levels in accordance with and subject to the CARES Act and the rules, regulations, and guidance.
The Company used all proceeds from the PPP Loan to maintain payroll and make payments for lease obligations and utilities. For the years ended December 31, 2021 and 2020, the Company recognized interest expense of $0.1 million and $0.1 million, respectively, in the consolidated statement of operations and comprehensive loss. The PPP Loan was repaid in full on the Closing Date.
Convertible Loan
—In October 2020, the Company entered into a convertible unsecured subordinated loan agreement to borrow up to $50.0 million (the “2020 Convertible Loan”) from certain existing investors and executives (the “Lenders”). This agreement was amended in December 2020 to increase the borrowing limit to $70 million, of which $43.5 million was outstanding as of December 31, 2020. The 2020 Convertible Loan had several conversion options, including automatic conversion upon a qualified financing of at least $75.0 million, an optional conversion upon a non-qualified
financing, initial public offering and an optional conversion upon maturity. The 2020 Convertible Loan also carried a mandatory repayment feature upon a change in control. The 2020 Convertible Loan incurred interest at 14% and was originally set to mature in May 2024. The Company elected to measure the 2020 Convertible Loan under the fair value option. Under the fair value option, the convertible loans were measured at fair value in each reporting period until they are settled, with changes in the fair values being recognized in the Company’s consolidated statements of operations as income or expense. Debt issuance costs incurred in connection with the notes were expensed as incurred. As the convertible notes are carried at fair value in their entirety, further consideration of the embedded features in the convertible loan is not required.

8
5

2020 Convertible Loan Restructuring
—In February 2021, the Company and its Lenders agreed to an amendment to the 2020 Convertible Loan to specify the treatment of the 2020 Convertible Loan should the Company merge with a SPAC and subsequently become a publicly traded entity. In order to simplify the potential mechanics of a SPAC Transaction in the future, among other reasons, the holders of the 2020 Convertible Loan agreed to specify that immediately prior to the closing of a SPAC Transaction, the 2020 Convertible Loan would be automatically converted into the Company’s common stock at a conversion price equal to 90% of the value of the Company’s stock at such time. The modification of the 2020 Convertible Loan was treated as a debt extinguishment. As the substance of the transaction is a capital contribution from related parties, the resulting gain of $36.8 million was recorded to additional paid-in
capital during the year ended December 31, 2021. The 2020 Convertible Loan was converted to common stock on the Closing Date.
2021 Convertible Loan
—In April 2021, the Company entered into an additional convertible unsecured subordinated loan agreement to borrow up to $75.0 million (the “2021 Convertible Loan”) from new investors, certain existing investors and executives. The 2021 Convertible Loan was senior in right of payment to the 2020 Convertible Loan, but expressly subordinated in right of payment to the Blue Torch Loan. The 2021 Convertible Loan had several conversion options, including an optional conversion upon maturity and automatic conversion upon the closing of a SPAC Transaction. When the SPAC Transaction occurred prior to the maturity date and prior to payment in full of the principal amount, the outstanding principal amount of the 2021 Convertible Loan and all accrued and unpaid interest was automatically converted into fully paid and nonassessable shares of Enjoy’s common stock immediately prior to the closing of the SPAC Transaction at a price per share equal to 80% of the value assigned to each share of Enjoy’s common stock. The 2021 Convertible Loan incurred interest at 8% per annum and was originally set to mature in April 2022. The Company borrowed a total of $75.0 million under the 2021 Convertible Loan agreement which was converted to common stock on the Closing Date.
Blue Torch Loan—
In November 2020, the Company, as borrower, and the Company’s subsidiaries, as guarantors, entered into a first lien term loan agreement with Blue Torch Finance, LLC, as administrative agent and collateral agent, and certain affiliates of Blue Torch Capital LP, as lenders, to borrow a first lien term loan in an aggregate principal amount of $37.0 million, net of $1.2 million in lender fees, collateralized by substantially all of the property and assets (tangible and intangible) of the Company and its subsidiaries and maturing in November 2023. The Blue Torch Loan incurred interest at one of two rates, (the “Reference Rate” or the “LIBOR Rate”), determined at the option of the Company, plus an applicable margin. The Reference Rate is calculated as the greatest of (i) 2.0% per annum, (ii) fluctuating interest rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published on the next succeeding business day by the Federal Reserve Bank of New York, plus 0.50% per annum, (iii) the LIBOR Rate plus 1.0% per annum, or (iv) the interest rate last quoted by the Wall Street Journal as the “prime rate” or, if unavailable, the highest per annum interest rate published by the Federal Reserve Board in Federal Reserve Statistical Release H.15 (519) (Selected Interest Rates) as the “bank prime loan” rate. The LIBOR Rate is calculated as the greater of (i) LIBOR rate divided by 100% minus a reserve percentage or (ii) 1.0% per annum. The applicable margin is 9.0% per annum if the Company chooses the Reference Rate and is 10% per annum if the Company chooses the LIBOR Rate. The Blue Torch Loan had an effective interest rate of 14.9% in 2021 and 2020. Interest expense for the years ended December 31, 2021 and 2020 was $4.2 million (excluding loss on extinguishment) and $0.7 million, respectively.
The Blue Torch Loan
could
be prepaid in an amount equal to the outstanding principal and accrued interest plus an applicable premium of (i) if prepaid during the first year after the effective date, a make-whole amount equal to (x) the amount of interest that would otherwise have been payable to the lenders from the payoff date until the twelve month anniversary of the effective date, calculated using the Reference Rate or LIBOR Rate in effect on the payoff date, less (y) the amount of interest the lenders would have received from the payoff date until the twelve month anniversary of the effective date if the lenders had reinvested the prepaid principal amount at the U.S. treasury rate in effect on the payoff date, plus (z) 3.0% of the

8
6

outstanding principal, (ii) if prepaid during the second year after the effective date, 2.0% of the outstanding principal, (iii) if prepaid during the third year after the effective date, 1.0% of the outstanding principal, and (iv) thereafter, 0%.
In connection with the Merger, the Company repaid the Blue Torch Loan in full on the Closing Date. The Company recognized a $4.0 million loss on extinguishment of debt, which consisted of unamortized debt discount of $3.3 million and a make-whole amount of $0.7 million. The loss on extinguishment of debt is recorded as interest expense on the consolidated statements of operations and comprehensive loss.

9.	STOCK WARRANTS
Warrant liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Public warrants	$3,924	$—
Private placement warrants	2,653	—
Redeemable convertible preferred stock warrant	—	806

Total warrant liabilities	$6,577	$806

The Company recognized $17.3 million gain and $0.5 million loss during the years ended December 31, 2021 and 2020, respectively, related to change in fair value of warrant liabilities. The gain (loss) is recorded under other expense, net in the consolidated statements of operations and comprehensive loss.
Public Warrants and Private Placement Warrants
—As of December 31, 2021, the Company has 9,343,750
public warrants and
 6,316,667
private placement warrants outstanding.
The Company’s warrants have an exercise price of $11.50 per share, subject to adjustment, and will expire on October 15, 2026, five years after the completion of the Transactions, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
Redemption of warrants when the price per share equals or exceeds $18.00.
The Company may redeem the outstanding warrants (except with respect to the private placement warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last reported sale price of our common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the common stock issuable upon exercise of the warrants is effective and a current prospectus relating to that common stock is available throughout the
30-day
redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Except as set forth below, none of the private placement warrants will be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees.

8
7

Redemption of warrants when the price per share equals or exceeds $10.00.
The Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of our common stock;

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

The “fair market value” of our common stock for the above purpose shall mean the volume-weighted average price of our common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of common stock per warrant (subject to adjustment).
Series B Redeemable Convertible Preferred Stock Warrants
—In connection with the TriplePoint Loan agreement, the Company issued a warrant to purchase 115,875 shares of its Series B redeemable convertible preferred stock at an exercise price of $6.90 per share. These warrants were originally set to expire on November 13, 2030. The warrants were classified as liabilities because they represent an obligation indexed to the repurchase of the Company’s own equity since the underlying shares are contingently redeemable. The fair value of the warrant at issuance date was determined utilizing a hybrid market approach (guideline public company method and implied method) for its option pricing methodology.
The warrant was recorded at its estimated fair value of $0.2 million at issuance date as a warrant liability. Changes in fair value were recorded to other income (expense) in the consolidated statements of operations. The Series B redeemable convertible preferred stock was converted into common stock as part of the Merger (See Note 3). Consequently, the related redeemable convertible preferred stock warrant was also converted to warrant to purchase common stock. As a result, the warrant liability was reclassified to additional paid-in
capital upon closing of the Merger and no further remeasurement is required on a go forward basis.

Balance at January 1, 2020	$337
Change in fair value	469

Balance at December 31, 2020	806
Change in fair value	(356)
Reclassification to equity	(450)

Balance at December 31, 2021	$—

Blue Torch Loan Warrants
—The Company issued warrants to Blue Torch and its affiliates to purchase up to 163,454 shares of the Company’s common stock, at an exercise price of $0.03 per share and a term of 10 years. The warrants became exercisable on the date of grant. These warrants were classified as equity. As of the issuance date, the warrants were recorded at their estimated fair value of $1.4 million as debt discount with an offset to additional paid-in
capital. In connection with the Merger, the Blue Torch Loan Warrants were exercised in full (See Note 3).

8
8

10.	REDEEMABLE CONVERTIBLE PREFERRED STOCK
In 2021 and prior to the Merger, the Company authorized and issued 1,362,099 shares of Series C convertible preferred stock at a price of $11.0 per share, for gross proceeds of $15.0 million. The Series C convertible preferred stock was converted to common stock upon closing of the Transactions on the Closing Date.
At December 31, 2020, redeemable convertible preferred stock consisted of the following (in thousands except share amounts):

	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Issuance Price Per Share	Conversion Price Per Share	Carrying Value	Liquidation Preference
Series Seed	3,521,368	3,521,368	$1.0367	$1.0367	$3,651	$3,651
Series A	8,027,737	8,027,737	3.3011	3.3011	26,371	26,500
Series B	26,464,034	26,348,159	6.9039	6.9039	181,592	181,906
Series C	13,620,991	13,620,991	11.0124	11.0124	142,078	150,000

Total	51,634,130	51,518,255			$353,692	$362,057

The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.34456 established in the Merger as described in Note 3. As of the Closing Date, all redeemable convertible preferred stock had been converted to common stock of the Company.
The holders of Preferred Stock have various rights and preferences as follows:
Dividends
—The Company’s preferred shareholders are entitled to receive dividends when and if declared by the Board of Directors. Such dividends are not cumulative. The preferred stockholders are entitled to a certain dividend rate per annum, noncumulative, to be paid out before any dividends are declared on common shares. The dividend rate is $0.0621 per share for each share of Series Seed Preferred Stock, $0.1979 per share for each share of Series A Preferred Stock, $0.4142 per share for each share of Series B Preferred Stock, and $0.6608 per share for each share of Series C Preferred Stock. After payment of such dividends, any additional dividends or distributions shall be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock converted to common stock at the then effective conversion rate. No such dividends have been declared since the Company’s inception.
Conversion
—Each share of Preferred Stock, at the option of the holder, is convertible into the number of fully paid and nonassessable shares of common stock which results from dividing the initial issuance price per share of such shares by the conversion price per share in effect for the convertible preferred stock at the time of conversion.
Each share of Preferred Stock shall automatically be converted into shares of Common Stock at the conversion price at the time in effect for such share immediately upon the earlier of (i) the Corporation’s sale of the Company’s common stock in a firm commitment underwritten public offering pursuant to an effective registration statement filed under the Securities Act of 1933, the offering price of which was not less than $100.0 million in the aggregate and less than $27.54 per share or (ii) the date specified by written consent or agreement of the holders of 50% of the then outstanding shares of Series C Preferred Stock.
Liquidation Preference
—In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of Series Seed, Series A, Series B, and Series C, shall be entitled to receive, on a pari passu basis, prior and in preference to any distribution to holders of common stock, an amount equal to their original issue price, together with any declared but unpaid dividends. The remaining proceeds are distributed to the common stockholders. If the assets are insufficient to make payment in full to all holders of Preferred Stock, the assets or consideration of the Company legally available for distribution shall be distributed ratably to the holders of the Preferred Stock in proportion to their liquidation preference.

8
9

Voting and Election of Directors
—The holder of each share of Preferred Stock shall have the right to one vote for each share of common stock into which such preferred stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock. The holders of Series Seed Preferred Stock, voting together as a single class, on an as-converted basis, shall be entitled to elect one (1) director. The holders of Series A Preferred Stock, voting together as a single class, shall be entitled to elect two (2) directors. The holders of Series B Preferred Stock, voting together as a single class, shall be entitled to elect one (1) director. The holders of Series C Preferred Stock, voting together as a single class, shall be entitled to elect one (1) director. The holders of outstanding common stock, voting as a separate class, shall be entitled to elect one (1) director. The holders of preferred stock and common stock (voting together as a single class and on an as-converted basis) shall be entitled to elect any remaining directors.
Redemption
—While shares of Preferred Stock do not have mandatory redemption provisions, they are contingently redeemable upon a deemed liquidation event.

11.	COMMON STOCK
On October 15, 2021, the Merger was consummated and the Company issued 28,793,750 shares including the PIPE Shares and Backstop Shares. Immediately following the Merger, there were 119,621,866 shares of common stock outstanding with a par value of $0.0001. The holder of each share of common stock is entitled to one vote.
The Company has retroactively adjusted the shares issued and outstanding prior to the Closing Date, to give effect to the Exchange Ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.
As of December 31, 2021, the Company had authorized 500,000,000 shares of common stock. As of December 31, 2021, the Company had 119,624,679 shares of common stock issued and outstanding.
The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. No such dividends have been declared since the Company’s inception.
As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2021	2020
Conversion of redeemable convertible preferred stock	—	51,518,255
Exercise of public warrants and private placement warrants	15,660,417	—
Warrants to purchase redeemable convertible and common stock preferred stock	115,875	279,329
Awards outstanding under the equity incentive plans	14,401,983	7,881,625
Awards available for future grant under the equity incentive plans	6,673,256	4,425,966
Awards available for future grant under the employee stock purchase plan	2,383,437	—

Total	39,234,968	64,105,175

12.	STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
In June 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which provided for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, and restricted stock to eligible participants. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (ISO) may be granted only to the Company’s employees (including officers and directors). Nonqualified stock options (NSO) may be granted to the Company’s employees and consultants.
Under the Plan, options to purchase common stock awards were granted at no less than 100% of the fair value of the Company’s common stock on the date of the grant, as determined by the board of directors (100% of fair value for incentive stock options and 110% of fair value in certain instances). All options granted through December 31, 2021 and 2020 have been at 100% of the fair value of the Company’s common stock. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder vest in equal monthly installments over the following 36 months or the entire options vest in equal monthly installments over 48 months. Options generally vest over a four-year period and must be exercised within ten years after grant. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a
90-day
period or they are forfeited, although the board of directors can approve an extension of the exercise period beyond the 90 day limit. The Company has not granted any stock appreciation rights as of December 31, 2021 and 2020.
Upon adoption of the 2021 Equity Incentive Plan, the 2014 Plan was terminated, and no further grants will be made under the 2014 Plan. Any awards granted under the 2014 Plan will remain subject to the terms of the 2014 Plan and the applicable award agreement.
2021 Equity Incentive Plan
In October 2021, the Company adopted the 2021 Equity Incentive Plan, which provided for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, and restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to eligible participants. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (ISO) may be granted only to the Company’s employees (including officers and directors). Nonqualified stock options (NSO) may be granted to the Company’s employees and consultants.
As of December 31, 2021, only restricted stock units have been granted under the 2021 Plan. A restricted stock unit award may be settled by cash, delivery of shares of the Company’s common stock, a combination of cash and shares as determined by the board of directors, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement or by the board of directors, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.
2021 Employee Stock Purchase Plan
In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP will allow eligible employees to purchase shares of the Company’s common stock at a discounted price, through payroll deductions of up to IRS allowable limit per calendar year. Once an offering date to purchase shares has been established, the purchase price will be set at the lower of (i) an amount equal to 85% of the fair value of the shares of the Company’s common stock on the offering date or (ii) 85% of the fair value of the shares of the Company’s common stock on the applicable purchase date. As of December 31, 2021, the Company has not granted any purchase rights under the ESPP.

9
1

The Company recognized stock-based compensation expense on all awards in the following categories in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Cost of revenue	$239	$34
Operations and technology	1,248	631
General and administrative	9,071	1,084

Total stock-based compensation expense	$10,558	$1,749

Stock Options
A summary of the status of the stock options (retroactively restated to reflect the exchange ratio of as described in Note 3) as of December 31, 2021 and 2020, and changes during the years then ended are presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2020	7,450,921	$1.68	8.49	$6,783
Options granted	1,457,219	2.59
Options exercised	(276,325)	1.19
Options cancelled	(751,083)	2.15

Balance at December 31, 2020	7,880,732	1.82	7.71	$51,134
Options granted	3,524,789	9.02
Options exercised	(1,207,353)	1.49
Options cancelled	(1,354,871)	5.84

Balance at December 31, 2021	8,843,297	4.12	6.75	$16,632

Options exercisable as of December 31, 2021	5,288,359	2.27

Vested and expected to vest—December 31, 2021	8,843,297	$4.12

The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $9.02 and $2.59, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $9.5 million and $1.0 million respectively.
The Company records compensation expense on a straight-line basis over the vesting period. As of December 31, 2021 and 2020, there was approximately $14.1 million and $3.7 million, respectively, of total unrecognized stock-based compensation expense related to unvested employee options, which is expected to be recognized over a weighted-average period of 2.9 years and 2.5 years, respectively.

9
2

Restricted Stock Units (RSU)
The following table summarizes information pertaining to RSUs during the year-ended December 31, 2021 (in thousands, except for weighted-average grant-date fair value):

	Number of RSUs	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2020	—	$—
Granted	5,651,274	5.58
Released	—	—
Cancelled/forfeited	(52,526)	10.05

Balance at December 31, 2021	5,598,748	$5.54

The fair value of the RSUs is based on the market value of the underlying shares at the date of grant. The RSU grants’ vesting periods are either subject to both a service and performance-based condition or only a service-based condition. The service-based vesting requirements are satisfied either: a) 25% vesting on the first anniversary of the vesting commencement date, and the remaining 75% vesting in substantially equal quarterly installments for three years thereafter; b)
one-third
vesting on each of the first three anniversaries of the vesting commencement date; or c) awards vest in substantially equal quarterly installments for four years following the vesting start date, all subject to continued service through each vesting date. The performance-based vesting conditions was satisfied upon the occurrence of a liquidity event, which was consummation of the Merger (Note 3).
The Company recognized stock-based compensation expense related to RSUs amounting to $3.3 million and $0 for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, there was a total of $27.3 million of unrecognized stock-based compensation expense related to RSUs as the service-based condition has not been met.

13.	INCOME TAXES
The components of loss before provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Federal	$(221,614)	$(160,042)
Foreign	923	2,355

Loss before provision for income taxes	$(220,691)	$(157,687)

9
3

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
Effect of:
State statutory rate, net of federal tax benefit	3.2%	3.0%
Foreign tax	0.3%	(2.6)%
Change in valuation allowance	(22.1)%	(16.2)%
Loss on convertible loan	(2.6)%	(5.0)%
Warrants	1.6%	—
Other	(1.4%)	(0.3)%

Total	0.0%	(0.1)%

The income tax provision/(benefit) consists of the following (in thousands):

	Years Ended December 31,
	2021	2020
Current provision:
Federal	$—	$—
State	23	22
Foreign	461	75

Total current provision	484	97

Deferred provision:
Federal	—	—
State	—	—
Foreign	(566)	—

Total deferred provision/(benefit)	(566)	—

Provision/(benefit) for income taxes	$(82)	$97

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate amount of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$141,216	$96,646
Stock-based compensation	1,597	139
Accruals and reserves	947	323
Property and equipment	977	568
163(j) interest limitation	2,125	—

Total deferred tax asset before valuation allowance	146,862	97,676

Valuation allowance	(146,308)	(97,676)

Deferred tax assets, net of valuation allowance	$554	$—

9
4

In evaluating its ability to realize its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax-planning
strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable losses over the period in which the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences. As a result, the Company continues to maintain valuation allowance against its net deferred tax assets for U.S. income tax purposes as of December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, the valuation allowance increased by $48.6 million and $29.9 million respectively, primarily due to current year losses.
As of December 31, 2021 and 2020, the Company has federal net operating loss carryforwards of $551.0 million and $373.7 million, which will begin to expire in 2034. As of December 31, 2021 and 2020, the Company has state net operating loss carryforwards of $429.1 million and $309.5 million, which will begin to expire beginning in 2024.
As of December 31, 2021 and 2020, the Company has federal research and development tax credits carryforwards of $4.2 million and $2.9 million, respectively. Furthermore, the Company has state research and development tax credits carryforwards of $3.7 million and $2.4 million as of December 31, 2021 and 2020, respectively. The federal research and development tax credits will begin to expire 2038, if not utilized. The state research and development tax credits have no expiration date.
The CARES Act was enacted in the United States on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act does not have a material impact on the Company’s financial results for the years ended December 31, 2021 and 2020.
The Consolidated Appropriations Act, 2021 (the “Act”) was enacted in the United States on December 27, 2020. The Act enhances and expands certain provisions of the CARES Act. The Act does not have a material impact on the Company’s financial results for the years ended December 31, 2021 and 2020.
The Company attributes net revenue, costs and expenses to domestic and foreign components based on the terms of its agreements with its subsidiaries. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested offshore indefinitely. If the Company repatriated these earnings, the resulting income tax liability would be insignificant.
On June 29, 2020, Assembly Bill 85 (“A.B. 85”) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2020, 2021 and 2022. The Company does not expect the impact of this standard on its consolidated financial statements to be material. California Senate Bill 113 (SB113) was signed into law by Governor Newsom on February 9, 2022, which lifts the suspension of net operating loss deductions and limitations on research and development credits for tax years beginning after December 31, 2021.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits (IRC Section 383 of the Code), in any taxable year may be limited if it experiences an ownership change. As of December 31, 2021, the Company has not completed a formal Section 382 study on the potential limitation of its tax attributes. As any limitation imposed by Section 382 to a tax attribute would result in a corresponding offsetting change in valuation allowance for U.S. federal and state purposes, no impact to the effective tax rate would be required.

9
5

The Company evaluates tax positions for recognition using a
more-likely-than-not
recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefit for the years ended December 31, 2021 and 2020 are as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2020	$3,609
Increase for tax positions during 2020	1,763

Gross unrecognized tax benefits at December 31, 2020	5,372
Gross increase for tax positions during 2021	2,864
Gross decrease for tax positions during 2021	(321)

Gross unrecognized tax benefits at December 31, 2021	$7,915

As of December 31, 2021 and 2020, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the Company’s tax rate.
The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company’s net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2021 and 2020.
The Company files federal and state tax returns in jurisdictions with varying statutes of limitations. Due to the Company’s net operating loss carryforwards, income tax returns generally remain subject to examination by federal and most state tax authorities. All tax years since inception remain subject to examination by major tax jurisdictions.

14.	NET LOSS PER SHARE
The following table sets forth the computation of net loss per common share (in thousands except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(220,609)	$(157,784)
Denominator:
Weighted-average common shares outstanding—basic and diluted	47,449,095	21,311,844

Net loss per share—basic and diluted	$(4.65)	$(7.40)

As a result of the Merger, the weighted-average number of shares of common stock used in the net loss per share have been retroactively converted by applying the Exchange Ratio. The Company’s potentially dilutive securities, which include public warrants, private placement warrants, redeemable convertible preferred stock, restricted stock units, stock options to purchase common stock and warrants to purchase redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded

9
6

the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020
Conversion of redeemable convertible preferred stock	—	51,518,255
Public warrants and private placement warrants	15,660,417	—
Warrants to purchase redeemable convertible preferred stock	115,875	115,875
Options to purchase common stock	8,843,297	7,880,732
Restricted stock units	5,598,748	—
Conversion of convertible loan	—	4,034,163

Total common stock equivalents	30,218,337	63,549,025

15.	SEGMENT INFORMATION
The Company manages its operations through two operating segments that are based on geographic location: North America and Europe. These operating segments also represent the Company’s reportable segments.

•	North America: The North America segment consists of operations within the United States and Canada.

•	Europe: The Europe segment consists of operations within the United Kingdom.
Separate financial information is available and regularly evaluated by our CODM, who is our president and chief executive officer, in making resource allocation decisions for our segments. The CODM utilizes revenue from external customers and segment income (loss) to measure and assess each segment’s performance.
Segment income (loss) is calculated as revenue less cost of revenue, operational expenses directly related to each segment and excludes certain corporate expenses. We view this metric as an important measure of business performance as it captures mobile store and segment profitability and provides comparability across reporting periods.
Unallocated corporate operations and technology expenses consist of personnel-related expenses for engineers and the development and maintenance of our technology systems. Unallocated general and administrative expenses consist of personnel-related expenses for executive, finance, legal, human resources, and corporate facilities.

9
7

Reconciliations of segment revenue to consolidated revenue and segment loss to consolidated loss from operations is shown in the following table for each of the periods presented (in thousands):

	For the Year Ended December 31, 2021
	North America	Europe	Total
Revenue	$68,460	$12,538	$80,998
Segment loss	(103,334)	(28,522)	(131,856)
Unallocated corporate expenses:
Operations and technology			(13,783)
General and administrative			(36,205)

Loss from operations			$(181,844)

	For the Year Ended December 31, 2020
	North America	Europe	Total
Revenue	$46,593	$13,730	$60,323
Segment loss	(64,669)	(18,167)	(82,836)
Unallocated corporate expenses:
Operations and technology			(12,879)
General and administrative			(15,912)

Loss from operations			$(111,627)

The Company’s revenue distribution for its North America segment was as follows:

	Year Ended December 31,
	2021	2020
United States	86%	90%
Canada	14%	10%

	100%	100%

Long-lived assets include property and equipment, net. The following long-lived assets data is based upon the location of the assets (in thousands):

	As of December 31,
	2021	2020
North America	$11,267	$7,920
Europe	4,678	6,154

Total long-lived assets	$15,945	$14,074

As of December 31, 2021, long-lived assets located in the United States and Canada were approximately $9.7 million and $1.5 million, respectively. As of December 31, 2020, long-lived assets located in the United States and Canada were approximately $7.1 million and $0.8 million, respectively.
For the year ended December 31, 2021, revenue from external customers for the United States and Canada were approximately $58.7 million and $9.7 million, respectively. For the year ended December 31, 2020, revenue from external customers for the United States and Canada were approximately $41.9 million and $4.7 million, respectively.
During the year ended December 31, 2021, there were four customers with revenues individually in excess of 10% of total consolidated net revenues. Net revenues for these customers were approximately $50.4 million, $12.5 million, $9.7 million and $8.4 million in 2021. Three customers are reflected in the North American segment and one customer is reflected in the European segment.

9
8

During the year ended December 31, 2020, there were two customers with
revenues individually in excess of 10% of total consolidated net revenues. Net revenues for these customers were approximately $41.3 million and $13.7 million in 2020. One customer is reflected in each segment.

16.	EMPLOYEE BENEFIT PLANS
In January 2016, the Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company has not made any matching contributions under the 401(k) Plan as of December 31, 2021 and 2020.
The Company also maintains a Group Personal Pension Plan (the “GPP Plan”) for all eligible employees in the Company’s United Kingdom offices. The GPP Plan is a defined contribution plan in which employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty’s Revenue and Customs. In 2021 and 2020, the Company matched 3% of employee contributions. The Company contributed $0.4 million and $0.3 million to the GPP Plan in the form of matching contributions for the years ended December 31, 2021 and 2020, respectively.

17.	COMMITMENTS AND CONTINGENCIES
Operating Leases—
In February 2019, the Company entered into a lease agreement for office space for its headquarters in Palo Alto, California. Monthly base rent began in September 2019, for a term of 90 months. In addition to its headquarters, the Company also leases office space and warehouses throughout the United States, as well as in Canada and the United Kingdom.
On an ongoing basis, the Company enters into vehicle lease agreements under Fleet Lease Agreements in the US and the U.K., with each vehicle lease having a typical term of 36 months. As part of the Fleet Lease Agreement, upon termination of each vehicle lease the lessor will sell the vehicle and determine a final settlement calculation. This calculation is represented as the difference between the sale price (or “disposal value”) plus the sum of all rental payments made throughout the lease and the initial vehicle value. If the calculation results in a surplus, the Company will receive the balance from the lessor, and if it results in a deficit, the Company will owe the balance to the lessor. However, the US Fleet Lease Agreement includes a lessor guarantee that the disposal value of each vehicle will never be less than a specific percentage of the initial value of the vehicle. This potential deficit is excluded from the straight-line rent charged to expense over the lease term unless and until it becomes probable that it will result in a deficit and deemed a residual value guarantee.
As of December 31, 2021, future annual minimum rent payments under noncancelable leases were as follows (in thousands):

Years Ending December 31,
2022	$16,765
2023	13,352
2024	10,779
2025	7,323
2026	3,410
Thereafter	187

Total minimum lease payments	$51,816

Rent expense was $16.2 million and $15.3 million for the years ended December 31, 2021 and 2020, respectively. The Company has updated the 2020 rent expense disclosure to include fleet vehicle lease expense that was previously inadvertently omitted.

9
9

Standby Letters of Credit—
As of December 31, 2021 and 2020, the Company had several letters of credit outstanding related to its operating leases and workers compensation totaling $1.7 million and $5.5 million. Collateral for all standby letters of credit are included in restricted cash in the consolidated balance sheet as of December 31, 2021 and 2020.
Security deposits to landlords totaling $3.7 million and $3.5 million are included in other noncurrent assets in the consolidated balance sheet as of December 31, 2021 and 2020.
Legal Matters—
The Company is party to certain claims in the normal course of business. While the results of these claims cannot be predicted with any certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the consolidated financial position and results of operations. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. There were no such material matters as of December 31, 2021 and 2020.
Indemnifications—
As an element of its standard commercial terms, the Company includes an indemnification clause in its agreements with business partners, investors, lenders and contractors that includes defense and indemnification of those parties against liability and damages (including legal defense costs) awarded against those parties arising from claims of infringement of U.S. patents, copyrights, and trademarks, and misappropriation of trade secrets of third parties by the Company’s services or materials. To date, the Company has not experienced any claims related to its indemnification provisions. As of December 31, 2021 and 2020, the Company has not established an indemnification loss reserve.
To the extent permitted under Delaware law, the Company has agreements whereby certain officers and directors are indemnified for certain events or occurrences while the director or officer is or was serving in such capacity. The indemnification period covers all pertinent events and so long as such officer or director may be subject to any possible claim. However, the Company maintains director and officer insurance coverage that reduces overall exposure and enables recovery of a portion of any future amounts paid. The estimated fair value of these indemnification agreements in excess of applicable insurance coverage is considered to be immaterial as of December 31, 2021 and 2020.

*****

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s)
13a-15(e)
and
15d-15(e)
under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021 because of the material weaknesses in internal control over financial reporting described below.
In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures must be designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting, or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting required by Item 308(a) of Regulation
S-K
(pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation
S-K
Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form
10-K,
we completed the Transactions on October 15, 2021. Prior to the Transactions, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of December 31, 2021, the assessment date of our internal control over financial reporting as our operations prior to the Transactions were insignificant compared to those of the consolidated entity post-Transactions. In addition, the design of internal control over financial reporting for the Company following the Transactions has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021.
Material Weaknesses in Internal Control Over Financial Reporting
As previously disclosed, in connection with the preparation of our previously issued financial statements, material weaknesses in our internal control over financial reporting were identified that continue to exist as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are as follows:

•
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient number of professionals with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.

•
We did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over the segregation of duties related to journal entries and account reconciliations. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system and (ii) prepare and review account reconciliations.

•
We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of the financial statements. Specifically, we did not design and maintain: (i) program change management controls for all financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications and data to appropriate personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored, and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the financial statements, however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of
IT-dependent
controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

The material weaknesses described above did not result in a misstatement to our annual or interim consolidated financial statements. However, each of these material weaknesses could result in a misstatement of our financial statement accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Efforts to Address Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the previously identified material weaknesses. We have taken, and will continue to take, the following actions towards remediation of the material weaknesses.

•
We have hired, and will continue to hire, personnel with appropriate level of knowledge, training, and experience in accounting and finance to improve our financial accounting and reporting departments and our internal control over financial reporting. During the fourth quarter of 2021, we provided financial reporting and internal control training to enhance employees’ competence and experience required to fulfill their roles and responsibilities.

•
During the fourth quarter of 2021, we initiated performing a risk assessment over our financial reporting and our internal control over financial reporting, including identification of financially relevant systems and business processes at the financial statement assertion level, and to identify controls to address the identified risks. We will continue to complete our risk assessment and enhance the design of existing controls, as well as implement new controls in future periods.

•
We plan to design and implement controls over the preparation and review of journal entries and account reconciliations, including controls over the segregation of duties. We have begun to strengthen, and will continue to strengthen, controls related to segregation of duties related to financial accounting and reporting systems.

•
We plan to design and implement IT general controls, including controls over the provisioning and monitoring of user access rights and privileges, change management processes and procedures, batch job and data backup authorization and monitoring, and program development approval and testing.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible. We have made progress towards remediation and will continue to implement our remediation plan for the material weaknesses in internal control over financial reporting described above. We will not consider the material weaknesses remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting
As discussed above, there were changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth information for our executive officers and directors as of December 31, 2021:

Name	Age	Position
Executive Officers
Ron Johnson	63	Director, Co-Founder and Chief Executive Officer
Fareed Khan	56	Chief Financial Officer
Jonathan Mariner	67	Director, Chief Administrative Officer
Tiffany N. Meriweather	38	Chief Legal Officer and Corporate Secretary
Non-Employee Directors
Fred Harman (1)(3)	61	Director
Thomas Ricketts (2)	56	Director
Brett Varsov (3)	46	Director
Salaam Coleman Smith (3)	52	Director
Denise Young Smith (1)(2)	55	Director
Gideon Yu (1)	50	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee
Executive Officers
Ron Johnson.
Mr. Johnson has served as the President and Chief Executive Officer of Enjoy and Chair of Enjoy’s board of directors since October 2021 in addition to serving as the
Co-Founder,
President, Chief Executive Officer and a member of the board of directors of Legacy Enjoy from June 2014 to October 2021. Previously, Mr. Johnson served as the Chief Executive Officer of JCPenney Company, Inc. from November 2011 to April 2013, Senior Vice President of Retail at Apple Inc. from January 2000 to October 2011, and Vice President of Merchandising at Target Corporation from September 1984 to December 1999. Mr. Johnson serves as a member of the board of directors of Ermenegildo Zegna NV (NYSE: ZGN) and also serves as a member of the board of directors of various private companies, namely: Globality, Inc., Philz Coffee, Inc. and Fish Six Restaurant Corp (d/b/a The Melt). Mr. Johnson holds a B.A. in Economics from Stanford University and a M.B.A. from Harvard Business School. We believe that Mr. Johnson’s extensive experience in the retail industry, his experience as an executive, and his leadership of Enjoy qualify him to serve as a member of our board of directors.
Fareed Khan.
Mr. Khan has served as Chief Financial Officer of Enjoy since January 2021. Prior to joining Enjoy, Mr. Khan served in various executive leadership roles, including as the Chief Operating Officer and Chief Financial Officer, from July 2019 to December 2021, of Parallel, a health and wellness company. Mr. Khan served as Chief Financial Officer of Kellogg Company from February 2017 to July 2019 and Chief Financial Officer of US Foods, Inc. from September 2013 to February 2017. He also served in various executive leadership roles at USG Corporation, including as the President and Chief Executive Officer of USG Building Systems, from September 1999 to September 2010. Mr. Khan previously served on the board of Foundation Building Materials from 2017 to 2021. Mr. Khan holds a BS in Engineering from Carleton University and a MBA from the University of Chicago Booth School of Business.
Jonathan Mariner.
Mr. Mariner has served as Enjoy’s Chief Administrative Officer and as a member of its board of directors since October 2021, in addition to serving as Enjoy’s Chief People Officer from October 2021 to January 2022 and Legacy Enjoy’s Chief Administrative Officer and Chief People Officer and as a member of

Legacy Enjoy’s board of directors from December 2020 to October 2021. Mr. Mariner has also served as the founder and President of TaxDay LLC, a mobile residency tax tracking application, since April 2016. From March 2002 to May 2016, Mr. Mariner served in executive leadership roles at Major League Baseball, including as Chief Investment Officer from January 2015 to May 2016 and as Executive Vice President and Chief Financial Officer from March 2002 to December 2014. He serves on the board of directors of Rocket Mortgage, Inc., Tyson Foods Inc., IEX Group, Inc. and various other private companies and organizations. Mr. Mariner also served on the board of directors of Ultimate Software Group Inc. Mr. Mariner holds a BS in Accounting from the University of Virginia and a MBA. from Harvard Business School; and is a former Certified Public Accountant. We believe that Mr. Mariner’s extensive experience as an executive, and his leadership role at Enjoy qualify him to serve as a member of our board of directors.
Tiffany N. Meriweather.
Ms. Meriweather has served as Enjoy’s Chief Legal Officer and Corporate Secretary since October 2021 and as Legacy Enjoy’s Chief Legal Officer and Corporate Secretary from April 2021 to October 2021. Prior to joining Enjoy, Ms. Meriweather served in the roles of Senior Vice President, Legal and Assistant Secretary and Vice President, Legal and Assistant Secretary of Clear Channel Outdoor Holdings, Inc. from September 2019 to April 2021. She previously served as Vice President, Corporate and Securities Counsel at CBS Corporation from October 2018 to September 2019, and as Assistant General Counsel, Affiliate Relations from January 2017 to October 2018. From October 2008 to January 2017, Ms. Meriweather served as a senior corporate attorney at Skadden, Arps, Slate, Meagher & Flom LLP. Ms. Meriweather holds a B.A. from Emory University and a J.D. from Columbia Law School.
Non-Employee
Directors
Fred Harman.
Mr. Harman has served as a member of the board of directors of Enjoy since October 2021 and as a member of the board of directors of Legacy Enjoy from October 2015 to October 2021. Mr. Harman is currently the Managing Partner at Oak Investment Partners, a venture capital firm that invests in technology companies, having joined Oak Investment Partners as a General Partner in 1994. Currently, he is a member of the board of several other private technology companies. Prior to joining Oak Investment Partners, Mr. Harman worked with Morgan Stanley’s Venture Capital Group where he was a General Partner. Prior to Morgan Stanley, Mr. Harman worked in Business Development at Hughes Communications where he was involved in the formation of the predecessor to DirecTV. Mr. Harman was previously on the board of Carparts.com, Inc. from 2006 to 2017 and Leaf Group Ltd. from 2006 to 2018. Mr. Harman received an MBA from the Harvard Graduate School of Business and a BS and MS in Electrical Engineering from Stanford University. We believe that Mr. Harman’s extensive experience as an executive, his experience in venture capital and prior service as a director of Enjoy qualify him to serve as a member of our board of directors.
Thomas Ricketts
. Mr. Ricketts has served as a member of the board of directors of Enjoy since October 2021 and previously served as MRAC’s co-Chairman
and Director from October 2020 to October 2021. Mr. Ricketts has served as the Executive Chairman of the Chicago Cubs since 2009. He also serves as the Chairman of Incapital. Mr. Ricketts currently serves on the boards of Meijer, Inc., Choose Chicago, The Field Museum, The Executive’s Club of Chicago, and The Wood Family Foundation. He was also a founding Director of the Bond Dealers of America. Mr. Ricketts has also been a Director at Ameritrade and, subsequently, TD Ameritrade. Prior to starting Incapital, Mr. Ricketts worked at ABN AMRO Inc., The Chicago Corporation and Mesirow Financial. He was a market maker on the Chicago Board Options Exchange from 1988 through 1994. Mr. Ricketts has an MBA in Finance and an AB in Economics from the University of Chicago. We believe Mr. Ricketts’ business experience and experience as a director on the boards of other companies qualify him to serve as a member of our board of directors.
Brett Varsov.
Mr. Varsov has served as a member of the board of directors of Enjoy since October 2021. He previously served as MRAC’s
Co-Chief
Executive Officer from October 2020 to October 2021 and has spent his career in the media and technology industries. Mr. Varsov has been a Partner and Head of M&A at The Raine Group LLC (“Raine”) since January 2016, where he is responsible for the firm’s global Mergers and Acquisitions practice and works closely with all of the firm’s partners and sector heads on advisory and investing transactions across the firm’s businesses. Prior to this, he was a Managing Director at Raine from April 2012 to December 2015. At Raine, and during his career, Mr. Varsov has initiated and executed mergers and acquisitions, strategic advisory assignments, investments and financing transactions for many of the world’s leading and emerging media and technology companies. He has also worked on multiple successful SPAC transactions as an advisor to and investor in target companies that have gone public via SPAC merger. Prior to joining Raine, he was in the Technology, Media and Telecom and Mergers and Acquisitions groups at Goldman Sachs where he focused on media and technology companies and worked on public and private M&A, initial public offerings and other strategic and financial advisory transactions. Prior to this, Mr. Varsov worked in the Media and Telecom group at Citigroup within the Investment Banking division. Previously, he acted as director of business development for Digital Club Network (an early digital music venture), founded and published a regional newspaper, and worked in the marketing group of Miller Publishing. Mr. Varsov is on the board of directors of Reigning Champs Experiences, a Raine portfolio company. He has a BA from the University of Pennsylvania and an MBA from Columbia Business School. We believe that Mr. Varsov’s extensive experience in the technology, media and telecommunications industries and his vast business experience qualify him to serve as a member of our board of directors.
Denise Young Smith.
Ms. Young Smith has served as a member of the board of directors of Enjoy since October 2021. Previously, Ms. Young Smith served as an Executive in Residence at Cornell Tech (Cornell University’s graduate school tech campus in Manhattan) from January 2018 through May 2021, and concurrently at Colorado College from April 2018 to March 2019. From 1997 to December 2017, Ms. Young Smith served in a variety of human resources leadership roles at Apple Inc., most recently as Vice President, Worldwide Talent and Human Resources from December 2014 to May 2017. From May 2017 to December 2017 she served as Apple’s first Vice President of Inclusion and Diversity. She also serves as a member of the board of directors of various non-profits
and private companies. Ms. Young Smith holds a BA from Grambling State University. We believe Ms. Young Smith’s extensive experience as an executive and experience in the retail industry qualify her to serve as a member of our board of directors.
Salaam Coleman Smith.
Ms. Coleman Smith has served as a member of the board of directors of Enjoy since October 2021. Previously, Ms. Coleman Smith served as an Executive Vice President at The Walt Disney Company’s Disney ABC Television Group, from July 2014 to October 2016, overseeing Strategy and Programming for ABC Family and Freeform television channels. She served in a variety of senior executive roles at Comcast NBC Universal from 2003 to 2014, including as President of Style network from 2008 to 2013. Previously, Ms. Coleman Smith served as an executive at Viacom from 1993 to 2002, including serving as a senior executive within MTV Networks International Division and helping Nickelodeon’s global expansion in Europe, Asia, and Latin America. She has served as a member of the board of directors of Pinterest, Inc. since October 2020 and The Gap, Inc. (for which she also serves on the Compensation Committee) since March 2021. Ms. Coleman Smith holds a B.S. in Industrial Engineering from Stanford University. We believe Ms. Coleman Smith’s extensive experience as an executive and experience in the media industry qualify her to serve as a member of our board of directors.
Gideon Yu.
Mr. Yu has served as a member of the board of directors of Enjoy since October 2021 and as a member of the board of directors of Legacy Enjoy from 2017 to October 2021. Mr. Yu is the
Co-Owner
and former President of the San Francisco 49ers. Previously, from 2007 to 2009, Mr. Yu was the Chief Financial Officer of Facebook, and from 2006 to 2007 Mr. Yu was the Chief Financial Officer of YouTube. Mr. Yu was also a General Partner at Khosla Ventures, a venture capital firm focused on early-stage technology companies, where he led the firm’s investment in Square Inc. and was its first outside board member. From 2002 to 2006, Mr. Yu was also the Treasurer and Senior Vice President of Corporate Finance for Yahoo! Inc. Currently, Mr. Yu serves on the boards of Hanmi Financial Corporation and Razer Inc. Mr. Yu earned his BS in Industrial Engineering and Engineering Management from Stanford University, and his MBA from Harvard Business School. We believe Mr. Yu’s extensive experience as an executive and prior service as a director of Enjoy qualify him to serve as a member of our board of directors.

Family Relationships
There are no family relationships among any of our directors or executive officers.
Corporate Governance
Composition of the Board of Directors
When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable Enjoy’s board of directors to satisfy its oversight responsibilities effectively in light of its business and structure, the board of directors expects to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business.
Director Independence
The board of directors has determined that each the directors on the board of directors other than Ron Johnson and Jonathan Mariner will qualify as independent directors, as defined under the listing standards and rules of Nasdaq (“Nasdaq Listing Rules”), and the board of directors consists of a majority of “independent directors,” as defined under the Nasdaq Listing Rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.
Committees of the Board of Directors
Our board of directors directs the management of its business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. Our Company has a standing audit committee, compensation committee and nominating and corporate governance committee, each of which operates under a written charter. In addition, from time to time, special committees may be established under the direction of the board of directors when the board deems it necessary or advisable to address specific issues. Current copies of our committee charters are posted on our website, https://www.enjoy.com/investors, as required by applicable SEC and the Nasdaq Listing Rules. The information on or available through any of such website is not deemed incorporated in this Report and does not form part of this Report.
Audit Committee
Our audit committee consists of Gideon Yu, Fred Harman and Denise Young Smith, with Gideon Yu serving as the chair of the committee. The board of directors has determined that each of these individuals meet the independence requirements of the Sarbanes-Oxley Act, as amended, Rule
10A-3
under the Exchange Act and the Nasdaq Listing Rules. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In making this determination, the board of directors examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.
We have determined that Gideon Yu qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, the board of directors considered Gideon Yu’s formal education and previous and current experience in financial and accounting roles. Both the Company’s independent registered public accounting firm and management periodically will meet privately with the audit committee.

The audit committee’s responsibilities include, among other things:

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm their independence from management;

•	reviewing with our independent registered public accounting firm the scope and results of their audit;

•	pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

•	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
We believe that the composition and functioning of our audit committee will meet the requirements for independence under the current Nasdaq listing standards.
Compensation Committee
Our compensation committee consists of Thomas Ricketts and Denise Young Smith, with Denise Young Smith serving as the chair of the committee. Thomas Ricketts and Denise Young Smith are non-employee
directors, as defined in Rule
16b-3
promulgated under the Exchange Act. The board of directors has determined that Thomas Ricketts and Denise Young Smith are “independent” as defined under the applicable Nasdaq Listing Rules, including the standards specific to members of a compensation committee. The compensation committee’s responsibilities include, among other things:

•
reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officers, evaluating the performance of our Chief Executive Officer in light of these goals and objectives and setting or making recommendations to the board of directors regarding the compensation of our Chief Executive Officer;

•	reviewing and setting or making recommendations to our board of directors regarding the compensation of other executive officers;

•	making recommendations to our board of directors regarding the compensation of our directors;

•	reviewing and approving or making recommendations to our board of directors regarding our incentive compensation and equity-based plans and arrangements; and

•	appointing and overseeing any compensation consultants.
We believe that the composition and functioning of our compensation committee meet the requirements for independence under the current Nasdaq Listing Rules.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Fred Harman, Salaam Coleman Smith and Brett Varsov, with Salaam Coleman Smith serving as the chair of the committee. Our board of directors has determined that each of these individuals is “independent” as defined under the applicable Nasdaq Listing Rules.

The nominating and corporate governance committee’s responsibilities include, among other things:

•	identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;

•	recommending to our board of directors the nominees for election to our board of directors at annual meetings of our stockholders;

•	overseeing an evaluation of our board of directors and its committees; and

•	developing and recommending to our board of directors a set of corporate governance guidelines.
We believe that the composition and functioning of our nominating and corporate governance committee meet the requirements for independence under the current Nasdaq Listing Rules. Our board of directors may from time to time establish other committees.
Code of Business Conduct and Ethics
Our Code of Conduct applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct is available on our website, https://www.enjoy.com/investors. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form
8-K.

Item 11.	Executive Compensation.
Our named executive officers for the year ended December 31, 2021 were:

•	Ron Johnson, Co-Founder and Chief Executive Officer

•	Fareed Khan, Chief Financial Officer

•	Jonathan Mariner, Chief Administrative Officer

•	Tiffany N. Meriweather, Chief Legal Officer and Corporate Secretary
2021 Summary Compensation Table
The table below shows compensation of our named executive officers for the year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Ron Johnson	2021	57,600	—		—	—	—	—	—		57,600
Chief Executive Officer	2020	49,920	—		—	—	—	—	—		49,920

Jonathan Mariner	2021	600,000	—		5,162,808	1,878,261	—	—	60,000	(2)	7,701,069
Chief Administrative Officer	2020	32,308	—		—	—	—	—	4,615	(2)	36,923

Fareed Khan	2021	361,539	—		5,162,808	1,887,970	—	—	—		7,412,317
Chief Financial Officer	2020	—	—		—	—	—	—	—		—

Tiffany N. Meriweather	2021	250,000	80,356	(3)	4,354,130	1,871,812	—	—	—		6,556,299
Chief Legal Officer and Corporate Secretary	2020	—	—		—	—	—	—	—		—

(1)
Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each award granted to the named executive officers during

2021, as computed in accordance with Accounting Standards Codification 718 using the assumptions described in Note 2 to Enjoy’s audited financial statements for the year ended December 31, 2021 included elsewhere in this Report under “Part II, Item 8. Financial Statements and Supplementary Data”. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Beginning with the commencement of his employment in December 2020, Mr. Mariner has received a stipend of $5,000 per month, split evenly over each pay period.
(3)	Ms. Meriweather received a one-time bonus in connection with the commencement of her employment.
Outstanding Equity Awards as of December 31, 2021
The table below shows the outstanding equity incentive plan awards held by each of our named executive officers as of December 31, 2021.

	Option Awards						Stock Awards
Name	Grant Date		Number of securities underlying un-exercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)
Ron Johnson	—		—	—	—	—	—	—
Jonathan Mariner	2/18/21	(2)	103,365	310,102	8.31	2/18/2031	—	—
	6/30/21	(3)	—	—	—		143,649	663,658
	12/23/21	(4)	—	—	—	—	531,166	2,453,987
Fareed Khan	2/18/21	(5)	—	413,467	8.31	2/18/2031	—	—
	6/30/21	(6)	—	—	—	—	191,532	884,878
	12/23/21	(7)	—	—	—	—	531,166	2,453,987
Tiffany N. Meriweather	6/30/21	(8)	—	344,555	10.02	6/30/2031	—	—
	6/30/21	(9)	—	—	—	—	184,523	852,496
	12/23/21	(10)	—	—	—	—	546,989	2,527,089

(1)	The amounts in this column were determined based on the closing market price of the Company’s common stock on December 31, 2021 of $4.62.
(2)
Twenty-five percent of the shares subject to the stock option vested on December 1, 2021, the first anniversary of the vesting start date, and the remaining amount vests in equal monthly installments and will be fully vested on December 1, 2024, the fourth anniversary of the vesting start date, subject to continuous service through each vesting date.

(3)
Twenty-five percent of the restricted stock units (“RSUs”) vested on December 1, 2021, with the remaining RSUs vesting in equal installments of 1/16th of the total number of RSUs quarterly thereafter, subject to continuous service through each vesting date.

(4)
Twenty-five percent of the RSUs vested on December 10, 2021, with the remaining RSUs vesting in equal installments of 1/16th of total number of RSUs quarterly thereafter, subject to continuous service through each vesting date.

(5)
Twenty-five percent of the shares subject to the stock option shall vest on January 25, 2022, the first anniversary of the vesting start date, and the remaining balance vests in equal monthly installments and will be fully vested on January 25, 2025, the fourth anniversary of the vesting start date, subject to continuous service through each vesting date.

(6)
Twenty-five percent of the RSUs shall vest on January 25, 2022, with the remaining RSUs vesting in equal installments of 1/16th of the total number of RSUs quarterly thereafter, subject to continuous service through each vesting date.

(7)
Twenty-five percent of the RSUs vested on December 10, 2021, with the remaining RSUs vesting in equal installments of 1/16th of the total number of RSUs quarterly thereafter, subject to continuous service through each vesting date.

(8)
Twenty-five percent of the shares subject to the stock option shall vest on April 26, 2022, the first anniversary of the vesting start date, and the remaining balance vests in equal monthly installments and will be fully vested on April 26, 2025, the fourth anniversary of the vesting start date, subject to continuous service through each vesting date.

(9)
Twenty-five percent of the RSUs shall vest on April 26, 2022, with the remaining RSUs vesting in equal installments of 1/16th of the total number of RSUs quarterly thereafter, subject to continuous service through each vesting date.

(10)
Twenty-five percent of the RSUs shall vest on June 10, 2022, with the remaining RSUs vesting in equal installments of 1/16th of the total number of RSUs quarterly thereafter, subject to continuous service through each vesting date.

Agreements with Named Executive Officers
Ron Johnson, Fareed Khan, Jonathan Mariner and Tiffany N. Meriweather are each currently party to offer letters setting forth their terms of employment as of the date of their respective offer letters, including title, salary, initial equity grant and severance provisions, as set forth below.
Ron Johnson Continuing Offer Letter
In October 2021, the Company entered into a continued employment offer letter with Ron Johnson which replaced his prior offer letter (the “Johnson Continuing Letter”). Under the Johnson Continuing Letter, Mr. Johnson’s employment is at-will
and may be terminated by either party at any time, with or without cause or advance notice. The Johnson Continuing Letter provides for an initial annual base salary of $58,240 per year, less applicable payroll deductions and withholdings, which will increase to $62,400 per year, less applicable payroll deductions and withholdings, effective January 1, 2022. Should the Company adopt a written bonus plan applicable to executives, Mr. Johnson will be eligible to participate in such plan pursuant to its terms. Mr. Johnson was not offered any new equity awards in connection with the Johnson Continuing Letter.
The Johnson Continuing Letter also provides for severance and other benefits in the event Mr. Johnson’s employment is terminated without Cause (other than as a result of death or disability) or he resigns for Good Reason (as such terms are defined in the Johnson Continuing Letter), (such termination without Cause or resignation for Good Reason, a “Qualifying Termination”). If Mr. Johnson incurs a Qualifying Termination, he is entitled to severance benefits equal to twelve months of his then-current base salary and twelve months of company-paid health care coverage. In the event that the Company adopts a formal severance plan in which Mr. Johnson is eligible to participate, he will only be eligible to receive the more beneficial of the severance terms of said severance plan or the severance provisions provided in the Johnson Continuing Letter. If Mr. Johnson incurs a Qualifying Termination within twelve months following the closing of a Change of Control (as defined in the Johnson Continuing Letter), then in addition to the benefits described above in this paragraph, Mr. Johnson is entitled to receive 100% vesting acceleration on all outstanding options and restricted stock units granted under the 2014 Plan.
Payment of all severance and vesting acceleration is contingent upon signing a release of claims and other customary provisions. Mr. Johnson’s salary and other compensation is subject to review and adjustment by the board of directors in its sole discretion and he is also eligible to participate in benefit plans and arrangements made available to executive level employees.
Fareed Khan Offer Letter
In October 2021, the Company entered into a continued employment offer letter with Fareed Khan that replaced his prior offer letter (the “Khan Continuing Letter”). Under the Khan Continuing Letter, Mr. Khan’s employment is at-will
and may be terminated by either party at any time, with or without cause or advance notice. The Khan Continuing Letter provides for an initial annual base salary of $400,000 per year. Should the Company adopt a written bonus plan applicable to executives, Mr. Khan will be eligible to participate in such plan pursuant to its terms. The Khan Continuing Letter recommends a grant of restricted stock units pursuant to the 2021 Plan with a value of $4,084,670, to vest incrementally over four years and with the same vesting acceleration provisions as provided in the paragraph immediately below with respect to awards granted under the 2014 Plan.
The Khan Continuing Letter also provides for severance and other benefits in the event Mr. Khan’s employment is terminated by the Company without Cause (other than as a result of death or disability) or he resigns for Good Reason (as such terms are defined in the Khan Continuing Letter) (such termination without Cause or resignation for Good Reason, a “Qualifying Termination”). If Mr. Khan incurs a Qualifying Termination, he is entitled to severance benefits equal to twelve months of his then-current base salary and twelve months of company-paid COBRA coverage. In the event that the Company adopts a formal severance plan in which Mr. Khan is eligible to participate, he will only be eligible to receive the more beneficial of the severance terms of said severance plan or the severance provisions provided in the Khan Continuing Letter. If Mr. Khan incurs a Qualifying Termination within twelve months following the closing of a Change of Control (as defined in the Khan Continuing Letter), then in addition to the benefits described above in this paragraph, Mr. Khan is entitled to receive 100% vesting acceleration on all outstanding options and restricted stock units granted under the 2014 Plan.
Payment of all severance and vesting acceleration are contingent upon Mr. Khan signing a general release of all claims in favor of and in a form acceptable to the Company, and other customary provisions. Mr. Khan’s salary and other compensation is subject to review and adjustment by the board of directors in its sole discretion and he is also eligible to participate in benefit plans and arrangements made available to executive level employees.
Jonathan Mariner Offer Letter
In October 2021, the Company entered into a continued employment offer letter with Jonathan Mariner that replaced his prior offer letter (the “Mariner Continuing Letter”). Under the Mariner Continuing Letter, Mr. Mariner’s employment is at-will
and may be terminated by either party at any time, with or without cause or advance notice. The Mariner Continuing Letter provides for an initial annual base salary of $600,000 per year. Should the Company adopt a written bonus plan applicable to executives, Mr. Mariner will be eligible to participate in such plan pursuant to its terms. The Mariner Continuing Letter recommends a grant of restricted stock units pursuant to the 2021 Plan with a value of $4,084,670, to vest incrementally over four years and with 100% of the award vesting in the event of a Change in Control (as defined in the Mariner Continuing Letter). The Mariner Continuing Letter also provides that the Company will provide Mr. Mariner a monthly housing stipend of $5,000, less applicable payroll deductions and withholding, in accordance with the Company’s standard policies.
The Mariner Continuing Letter provides that upon the closing of a Change in Control, as defined in the 2014 Plan, all options and RSUs held by Mr. Mariner that were granted under the 2014 Plan shall immediately accelerate and vest in full upon the closing of such Change in Control.
The Mariner Continuing Letter provides for severance and other benefits in the event Mr. Mariner’s employment is terminated by the Company without Cause (other than as a result of death or disability) or he resigns for Good Reason (as such terms are defined in the Mariner Continuing Letter) (such termination without Cause or resignation for Good Reason, a “Qualifying Termination”). If Mr. Mariner incurs a Qualifying Termination, he is entitled to severance benefits equal to twelve months of his then-current base salary and twelve months of company-paid COBRA coverage. In the event that the Company adopts a formal severance plan in which Mr. Mariner is eligible to participate, he will only be eligible to receive the more beneficial of the severance terms of said severance plan or the severance provisions provided in the Mariner Continuing Letter. Upon closing of the Transactions, Mr. Mariner became entitled to additional vesting acceleration such that if he now incurs a Qualifying Termination, 100% of his outstanding options and RSUs granted under the 2014 Plan will vest on the date of the separation of service.

Payment of all severance and vesting acceleration in connection with a Qualifying Termination are contingent upon Mr. Mariner signing a general release of claims in favor of and in a form acceptable to the Company, and other customary provisions. Mr. Mariner’s salary and other compensation is subject to review and adjustment by the board of directors in its sole discretion and he is also eligible to participate in benefit plans and arrangements made available to executive level employees.
Tiffany N. Meriweather Offer Letter
In October 2021, the Company entered into a continued employment offer letter with Tiffany N. Meriweather that replaced her prior offer letter (the “Meriweather Continuing Letter”). Under the Meriweather Continuing Letter, Ms. Meriweather’s employment is at-will
and may be terminated by either party at any time, with or without cause or advance notice. The Meriweather Continuing Letter provides for an initial annual base salary of $400,000 per year. Should the Company adopt a written bonus plan applicable to executives, Ms. Meriweather will be eligible to participate in such plan pursuant to its terms. The Meriweather Continuing Letter recommends a grant of restricted stock units pursuant to the 2021 Plan with a value of $3,154,760, to vest incrementally over four years and with the same vesting acceleration provisions as provided in the paragraph immediately below with respect to awards granted under the 2014 Plan.
The Meriweather Continuing Letter also provides for severance and other benefits in the event Ms. Meriweather’s employment is terminated by the Company without Cause (other than as a result of death or disability, except as otherwise specified in this paragraph) or she resigns for Good Reason (as such terms are defined in the Meriweather Continuing Letter) (such termination without Cause or resignation for Good Reason, a “Qualifying Termination”). If Ms. Meriweather incurs a Qualifying Termination at any time, she is entitled to severance benefits equal to twelve months of her then-current base salary and twelve months of company-paid COBRA coverage. In the event that the Company adopts a formal severance plan in which Ms. Meriweather is eligible to participate, she will only be eligible to receive the more beneficial of the severance terms set forth in the severance plan or the Meriweather Continuing Letter. If Ms. Meriweather incurs a Qualifying Termination at any time and a bonus plan applicable to her is in effect at the time of such Qualifying Termination, she will receive any unpaid annual bonus from the prior year which would have been paid had she remained employed through the payment date (the “Prior Year Bonus”) as well as a pro-rata
portion of the annual bonus for the year in which the employment termination occurs. In addition, the Meriweather Continuing Letter provides 100% vesting acceleration of all outstanding option and RSU awards under the 2014 Plan in the event of a Qualifying Termination (the “Meriweather Vesting Acceleration”). If Ms. Meriweather incurs a separation of service due to death or disability, she (or her designee) shall be entitled to the Prior Year Bonus and the Meriweather Vesting Acceleration. Ms. Meriweather received a $45,000 signing payment in connection with the connection with her commencement of employment that is subject to recoupment on a pro rata basis if she does not remain in employment for at least twelve (12) months; however, the amount will not be subject to recoupment if her employment terminates in connection with a Qualifying Termination.
Payment of all severance and the Meriweather Vesting Acceleration are contingent upon Ms. Meriweather signing a general release of claims in favor of and in a form acceptable to the Company, and other customary provisions. Ms. Meriweather’s salary and other compensation is subject to review and adjustment by the board of directors in its sole discretion and she is also eligible to participate in benefit plans and arrangements made available to executive level employees.
Non-Employee
Director Compensation
In connection with the consummation of the Transactions, our board of directors adopted a non-employee
director compensation policy, pursuant to which each
non-employee
director is entitled to a $75,000 annual cash retainer and the lead independent director is entitled to an additional $20,000. In addition, the chair of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee will be entitled to an annual cash retainer of $15,000, $12,500, and $10,000, respectively. In addition to the cash compensation, each
non-employee
director will also receive a
one-time
initial grant of restricted stock units with a grant date value of $200,000, to vest in three equal installments on the first, second and third anniversary of the grant date, and an annual grant of restricted stock units with a grant date value of $125,000, which will vest on the first anniversary of the grant date. Each restricted stock unit award described above is subject to the applicable director continuing to serve on our board of directors through the vesting date.
2021 Director Compensation Table
The following table contains information concerning the compensation of our non-employee
directors in fiscal year 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Fred Harman	15,897	158,821	174,717
Thomas Ricketts	15,897	158,821	174,717
Brett Varsov	15,897	158,821	174,717
Salaam Coleman Smith	18,016	158,821	176,837
Denise Young Smith	18,546	158,821	177,367
Gideon Yu	23,315	158,821	182,136

(1)
Amounts listed represent the aggregate grant date fair value of awards granted during the year referenced, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts do not reflect the actual economic value that may be realized by the director. As of December 31, 2021, each of Fred Harman, Thomas Ricketts, Brett Varsov, Salaam Coleman Smith, Denise Young Smith and Gideon Yu had outstanding stock awards with respect to 34,677 shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our voting shares by:

•	each person who is known to be the beneficial owner of more than 5% of our voting shares;

•	each of our named executive officers and directors; and

•	all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options held by the person that are currently exercisable, or exercisable within 60 days of March 21, 2022 or issuable pursuant to restricted stock units (“RSUs”) that vest within 60 days of March 21, 2022.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares	% of Ownership
5% or Greater Stockholders:
Entities affiliated with King Street Capital Management, L.P. (2)	6,888,903	5.7%
Entities affiliated with Riverwood Capital (3)	6,313,795	5.3%
LCH Enjoir L.P. (4)	16,615,259	13.8%
Marquee Raine Acquisition Sponsor LP (5)	15,585,417	13.0%
SCP Venture Fund I, L.P. (6)	9,248,980	7.7%
Executive Officers and Directors:
Fred Harman (7)	5,264,509	4.4%
Ron Johnson (8)	19,615,172	16.3%
Fareed Khan (9)	434,867	*
Jonathan Mariner (10)	472,020	*
Tiffany N. Meriweather (11)	148,141	*
Thomas Ricketts	—	—
Salaam Coleman Smith	—	—
Denise Young Smith	—	—
Brett Varsov	—	—
Gideon Yu (12)	137,822	*
All directors and executive officers as a group (10 individuals) (13)	26,072,521	21.7%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Enjoy Technology, Inc. 3240 Hillview Ave, Palo Alto, CA 94304.
(2)
Based on a Schedule 13G filed on February 11, 2022 by King Street Capital Management, L.P. (“KSCM”), King Street Capital Management GP, L.L.C. (“KSCM GP”) and Brian J. Higgins, as of December 31, 2021, KSCM may be deemed to have beneficially owned, and to share voting and dispositive power over, a total of 6,888,903 shares of common stock and KSCM GP and Mr. Higgins may be deemed to have beneficially owned, and to share voting and dispositive power over, the common stock that may be deemed to have been beneficially owned by KSCM. The business address of KSCM, KSCM GP and Mr. Higgins is 299 Park Avenue, 40th Floor New York, NY 10171.

(3)
Based on a Schedule 13G filed on February 15, 2022 by Riverwood Capital GP II Ltd. (“Riverwood GP”), Riverwood Capital II L.P. (“Riverwood LP”), Riverwood Capital Partners II L.P. (“RCP”) and Riverwood Capital Partners II (Parallel—B) L.P. (“RCP Parallel – B”), (i) RCP held 5,004,339 shares of common stock directly, (ii) RCP Parallel—B held 1,309,456 shares of common stock directly (together with RCP, “Riverwood Capital”) and (iii) Riverwood LP and Riverwood GP may be deemed to have voting and dispositive power over, and be deemed to be indirect beneficial owners of the common stock directly held by Riverwood Capital. The business address of Riverwood GP, Riverwood LP, RCP and RCP Parallel-B is 70 Willow Road, Suite 100, Menlo Park, CA 94025.

(4)
LCH Partners GP L.P. is the general partner of LCH Enjoir L.P. (“LCH”) and LCH Partners Limited is the general partner of LCH Partners GP L.P. The management of LCH Partners Limited is controlled by a board of directors. The address of the entities and individuals mentioned in this footnote is 599 West Putnam Avenue, Greenwich, CT 06830.

(5)
Based on Amendment No. 1 to Schedule 13G filed on February 8, 2022 by Marquee Raine Acquisition Sponsor LP (“Sponsor”), Marquee Raine Acquisition Sponsor GP Ltd. (“Marquee Raine GP”), Raine Holdings AIV LLC (“Raine Holdings AIV”), Raine SPAC Holdings LLC (“Raine SPAC Holdings”), Raine RR SPAC SPV I LLC (“Raine RR SPAC SPV I”), Ricketts SPAC Investment LLC (“Ricketts SPAC Investment”) and Marquee Sports Holdings SPAC 1, LLC (“Marquee Sports Holdings”), Marquee Raine GP is the general partner of Sponsor. Raine Holdings AIV is the sole member of Raine SPAC Holdings, which, in turn, is the sole member of Raine RR SPAC SPV I, which owns a 50% interest in each of Marquee Raine GP and Sponsor. Ricketts SPAC Investment is the manager of Marquee Sports Holdings, which owns a 50% interest in each of Marquee Raine GP and Sponsor. Each of the Reporting Persons named in this Schedule 13G disclaims beneficial ownership of the securities held directly or indirectly by such Reporting Persons, except to the extent of their respective pecuniary interests. The business address of each of the foregoing persons is 65 East 55th Street, 24th Floor New York, NY 10022.

(6)
Based on a Schedule 13G filed on February 11, 2022 by Stamos Capital Partner, L.P. and Peter Stamos for beneficial ownership as of December 2021. SCP Venture GP I, LLC is the general partner of SCP Venture Fund I, L.P. (“SCP”), the sole member and manager of which is Stamos Capital Associates, LLC. The managing member of Stamos Capital Associates, LLC is Peter Stamos. As such, Mr. Stamos could be deemed to share voting control and investment power over shares that may be deemed to be beneficially owned by SCP. Mr. Stamos disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The principal business address for all entities and individuals affiliated with SCP is 2498 Sand Hill Road, Menlo Park, California 94025.

(7)
Mr. Harman, a director for the Company, is a managing partner of Oak Investment Partners XIII, Limited Partnership, a Delaware limited partnership (“Oak”), and, as such, may be deemed to possess shared beneficial ownership of any shares of common stock held by Oak. The business address for Oak is 901 Main Avenue, Suite 600, Norwalk, CT 06851. Mr. Harman disclaims beneficial ownership of the shares held by Oak except to the extent of his pecuniary interest in the shares.

(8)
Consists of (i) 1,555,673 shares of common stock held by The Johnson 2011 Trust, as nominee for The Johnson 2011 Irrevocable Children’s Trust, of which Mr. Johnson is a co-trustee, and (ii) 18,059,499 shares of common stock.

(9)
Consists of (i) 137,821 shares subject to options exercisable within 60 days of March 21, 2022, 120,593 of which were vested as of March 21, 2022 and (ii) 297,046 shares issuable pursuant to restricted stock units (“RSUs”) that will vest and settle within 60 days of March 21, 2022.

(10)
Consists of (i) 20,602 shares of common stock held as of March 21, 2022,(ii) 146,435 shares subject to option exercisable within 60 days of March 21, 2022, 129,207 of which were vested as of March 21, 2022, and (iii) 304,983 shares issuable pursuant to RSUs that will vest and settle within 60 days of March 21, 2022.

(11)
Consists of (i) 86,137 shares subject to options exercisable within 60 days of March 21, 2022, none of which were vested as of March 21, 2022 and (ii) 62,004 shares issuable pursuant to RSUs that will vest and settle within 60 days of March 21, 2022.

(12)	Consists of 137,822 shares of New Enjoy common stock issuable to Mr. Yu pursuant to vested options exercisable within 60 days of March 21, 2022.
(13)	Consists of 25,893,827 shares of common stock and 178,694 shares issuable pursuant to options or RSUs that will vest and settle within 60 days of March 21, 2022.

Securities Authorized For Issuance under Equity Compensation Plans
The following table presents information as of December 31, 2021 with respect to compensation plans or arrangements under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	14,442,045	$—	10,487,870
Equity compensation plans not approved by security holders	—	$—	—

Total	14,442,045	$—	10,487,870

(1)
Includes shares of our common stock under our 2021 Plan and the ESPP. For a description of these plans, refer to Note 12 to the financial statements included in this Report under “Part II. Item 8. Financial Statements and Supplementary Data”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The following is a summary of transactions since January 1, 2020 to which we or Legacy Enjoy have been a participant, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at December 31, 2020 and 2021, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described the sections titled “Executive Compensation” and
“Non-Employee
Director Compensation” under Item 11 of this Report. We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.
New Enjoy
Amended and Restated Registration Rights Agreement
In connection with the closing of the Transactions, New Enjoy entered into the Amended and Restated Registration Rights Agreement, dated October 15, 2021, by and among New Enjoy, the Sponsor, the independent directors of MRAC, certain shareholders of Legacy Enjoy and certain of their respective affiliates (the “Registration Rights Agreement”), pursuant to which such stockholders of Registrable Securities (as defined therein), subject to certain conditions, will be entitled to registration rights. Pursuant to the Registration Rights Agreement, New Enjoy agreed that, within 45 business days after the closing of the Transactions, it would file with the SEC a registration statement registering the resale of such registrable securities, and New Enjoy would use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as reasonably practicable after the filing thereof. Certain of such stockholders have been granted demand underwritten offering registration rights and all of such stockholders will be granted piggyback registration rights.
Backstop Agreements
In connection with the closing of the Transactions, certain investors, including (i) Ron Johnson, a member of our board of directors, our chief executive officer, and a beneficial owner of greater than 5% of capital stock and (ii) ET2 Investment LLC, which is affiliated with Thomas Ricketts, a member of our board of directors purchased, in the aggregate, 5,500,906 shares of New Enjoy common stock, for a purchase price of $10.00 per share and an aggregate purchase price of approximately $55,009,060, pursuant to the Backstop Agreements. Pursuant to the Backstop Agreements, New Enjoy provided certain registration rights to the Backstop Investors with respect to the Backstop Shares.
Employment
Will Johnson, the son of Ron Johnson, chair of our board of directors, Chief Executive Officer, and a beneficial owner of greater than 5% of our common stock, is employed by the Company as Senior Manager, Operations. For the fiscal year 2021, he received cash compensation of $115,000 and equity awards with an aggregate grant date fair value of $32,855. For the fiscal year 2020, he received cash compensation of $59,231.
Legacy Enjoy
Series C Preferred Stock Financing
From April 2019 through March 2021, Legacy Enjoy sold an aggregate of 43,485,135 shares of the Legacy Enjoy Series C Preferred Stock at a purchase price of approximately $3.7944 per share, for an aggregate purchase price of $165.0 million. The participants in the Legacy Enjoy Series C Preferred Stock financing included an entity affiliated with a member of Legacy Enjoy’s board of directors. The following table summarizes purchases of Legacy Enjoy Series C Preferred Stock from Legacy Enjoy by such related person:

Name	Shares of Series C Preferred Stock	Total Purchase Price
LCH Enjoir L.P. (1)	39,531,941	$149,999,997

(1)	LCH Enjoir L.P (“Catterton”) currently holds more than 5% of our capital stock.
In connection with the Transactions, the Legacy Enjoy Series C Preferred Stock was converted into common stock of Legacy Enjoy (the “Legacy Enjoy Common Stock”). Holders of Legacy Enjoy Common Stock received shares of the Company’s common stock upon closing of the Transactions.
Series B Preferred Stock Financing
From July 2015 through January 2019, Legacy Enjoy sold an aggregate of 76,469,756 shares of the Legacy Enjoy Series B Preferred Stock at a purchase price of approximately $2.3788 per share, for an aggregate purchase price of $181.9 million. The participants in the Legacy Enjoy Series B Preferred Stock financing included a member of Enjoy’s board of directors and entities affiliated with members of Enjoy’s board of directors. The following table summarizes purchases of Legacy Enjoy Series B Preferred Stock from Legacy Enjoy by such related persons:

Name	Shares of Series B Preferred Stock	Total Purchase Price
Ron Johnson (1)	2,101,900	$5,000,000
Entities affiliated with Oak Investment Partners (2)	4,371,952	$10,399,999
SCP Venture Fund I, L.P.	11,875,737	$28,250,003

(1)	Ron Johnson is our chief executive officer, a member of the Company’s board of directors and currently holds more than 5% of our capital stock.
(2)
Fred Harman is member of the Company’s board of directors and an affiliate of Oak Investment Partners XIII, Limited Partnership. Entities affiliated with Oak Investment Partners include Oak Investment Partners XIII, Limited Partnership.

In connection with the Transactions, the Legacy Enjoy Series B Preferred Stock was converted into Legacy Enjoy Common Stock. Holders of Legacy Enjoy Common Stock received shares of the Company’s common stock upon closing of the Transactions.

Investors’ Rights Agreement
Legacy Enjoy was party to an Amended and Restated Investors’ Rights Agreement, dated as of April 30, 2019 (the “IRA”), as amended, which granted registration rights and information rights, among other things, to certain holders of Legacy Enjoy’s capital stock, including (i) entities affiliated with Catterton, and SCP Venture Fund I, L.P., each of which currently hold more than 5% of our capital stock (ii) Ron Johnson, a member of our board of directors, Enjoy’s chief executive officer, and a beneficial owner of greater than 5% of our capital stock and (iii) Oak Investment Partners XIII, which is affiliated with Fred Harman, a member of our board of directors. In connection with the Closing, the IRA was terminated.
Right of First Refusal
Pursuant to certain agreements with its stockholders, including the Amended and Restated Right of First Refusal and
Co-Sale
Agreement, dated as of April 30, 2019 (the “ROFR Agreement”), Legacy Enjoy or its assignees have the right to purchase shares of Legacy Enjoy’s capital stock, which certain stockholders propose to sell to other parties. Certain holders of Legacy Enjoy’s capital stock party to the ROFR Agreement, include (i) entities affiliated with Catterton, and SCP Venture Fund I, L.P., each of which currently hold more than 5% of our capital stock, and (ii) Ron Johnson, a member of Enjoy’s board of directors, Enjoy’s chief executive officer, and a beneficial owner of greater than 5% of our capital stock, and (iii) Oak Investment Partners XIII, which is affiliated with Fred Harman, a member of our board of directors. In connection with the Closing, the ROFR Agreement was terminated.
Voting Agreement
Legacy Enjoy was a party to the Amended and Restated Voting Agreement, dated as of April 30, 2019 (the “Voting Agreement”), as amended, pursuant to which certain holders of Legacy Enjoy’s capital stock, including (i) entities affiliated with, Catterton, and SCP Venture Fund I, L.P., each of which currently hold more than 5% of our capital stock (ii) Ron Johnson, a member of our board of directors, Enjoy’s chief executive officer, and a beneficial owner of greater than 5% of our capital stock, and (iii) Oak Investment Partners XIII, which is affiliated with Fred Harman, a member of our board of directors, agreed to vote their shares of Enjoy’s capital stock in favor of certain matters, including with respect to the election of directors. In connection with the Closing, the Voting Agreement was terminated.
Convertible Note Round 2020
In October 2020, Legacy Enjoy entered into a Note Purchase Agreement, as amended from time to time (the “2020 NPA”), with certain holders of Legacy Enjoy’s capital stock, including (i) entities affiliated with Catterton, and SCP Venture Fund I, L.P., each of which currently hold more than 5% of capital stock and (ii) Ron Johnson, a member of our board of directors, our chief executive officer, and a beneficial owner of greater than 5% of our capital stock, and (iii) Oak Investment Partners XIII, which is affiliated with Fred Harman, a member of our board of directors.
The facility allowed for note issuances in an aggregate principal amount of up to $70,000,000 through the sales of notes to parties to the 2020 NPA. Immediately prior to the Closing, the notes issued under the 2020 NPA automatically converted into New Enjoy common stock at a conversion price equal to 90% of the value of Legacy Enjoy’s capital stock.
Convertible Note Round 2021
In April 2021, Legacy Enjoy entered into a Note Purchase Agreement (the “2021 NPA”), with certain holders of Legacy Enjoy’s capital stock, including (i) entities affiliated with SCP Venture Fund I, L.P., which currently holds more than 5% of our capital stock, (ii) Ron Johnson, a member of our board of directors, our chief executive officer, and a beneficial owner of greater than 5% of capital stock (iii) Oak Investment Partners XIII, which is affiliated with Fred Harman, a member of our board of directors, (iv) entities affiliated with King Street Capital management, L.P., which currently holds more than 5% of our capital stock and (v) entities affiliated with Riverwood Capital, which currently holds more than 5% of our capital stock.
The facility allowed for note issuances in an aggregate principal amount of up to $75,000,000 through the sales of notes to parties to the 2021 NPA. Immediately prior to the Closing, the notes issued under the 2021 NPA automatically converted into New Enjoy common stock at a conversion price equal to 80% of the value of Legacy Enjoy’s capital stock.
Director and Officer Indemnification
New Enjoy’s certificate of incorporation and bylaws provide for indemnification and advancement of expenses for its directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. Legacy Enjoy entered into indemnification agreements with each of its directors. These agreements were replaced with new indemnification agreements for each post-Closing director and officer of New Enjoy.
Catterton Transaction
To induce one of its stockholders, Catterton, to waive certain of its rights in connection with the Merger in its capacity as a Legacy Enjoy stockholder, Legacy Enjoy entered into the Stockholder Contribution Agreement and the Stock Issuance Agreement as set forth below. Pursuant to that certain Stockholder Contribution Agreement, by and between Legacy Enjoy and Ron Johnson, Mr. Johnson, immediately prior to Closing, forfeited a number of shares equal to $20.0 million of the post-Closing value of New Enjoy (“Contributed Shares”). Thereafter, as detailed in that certain Stock Issuance Agreement by and between Legacy Enjoy and Catterton, New Enjoy issued a number of shares equal to the Contributed Shares to Catterton.
MRAC
Sponsor Shares
On October 28, 2020, the Sponsor paid in the aggregate $25,000, or approximately $0.002 per share, to cover certain of MRAC’s expenses in consideration of 10,062,500 sponsor shares, par value $0.0001. On November 10, 2020, the Sponsor surrendered 718,750 sponsor shares to MRAC for no consideration, resulting in an aggregate of 9,343,750 sponsor shares outstanding. As a result of such surrender, the per-share
purchase price increased to approximately $0.003 per share. The number of sponsor shares was determined based on the expectation that the sponsor shares would represent 20% of the issued and outstanding ordinary shares upon completion of MRAC’s initial public offering (assuming the Sponsor did not purchase any units in MRAC’s initial public offering). The per share price of the sponsor shares was determined by dividing the amount of cash contributed to MRAC by the aggregate number of sponsor shares issued. On December 11, 2020, the Sponsor transferred 25,000 sponsor shares to each of MRAC’s independent directors at their original purchase price.
In connection with the Transactions, 9,343,750 sponsor shares were converted, on a one-for-one
basis, into shares of New Enjoy common stock.
Private Placement Warrants
Substantially concurrently with the consummation of MRAC’s initial public offering, MRAC completed the private sale of 6,316,667 MRAC private placement warrants at a purchase price of $1.50 per MRAC Private Placement Warrant, to the Sponsor, generating gross proceeds to MRAC of $9,475,000. The MRAC private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the MRAC units in the initial public offering, except that the MRAC private placement warrants (i) may be physical (cash) or net share (cashless) settled, (ii) are not redeemable so long as they are held by the Sponsor or its permitted transferees, (iii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the

Sponsor until 30 days after the completion of MRAC’s initial business combination, and (iv) are entitled to registration rights. The sale of the MRAC private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
In connection with the Transactions, each of the 6,316,667 MRAC private placement warrants converted automatically into a warrant to acquire one share of common stock pursuant to the Warrant Agreement.
Related Party Loans
On October 28, 2020, the Sponsor agreed to loan MRAC an aggregate of up to $300,000 to cover expenses related to MRAC’s initial public offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the initial public offering. Through December 17, 2020, MRAC borrowed approximately $128,000 under the Note. MRAC repaid the Note in full upon closing of the initial public offering.
Administrative Support Agreement
Commencing on the effective date of the prospectus filed in connection with MRAC’s initial public offering, MRAC agreed to reimburse the Sponsor for out-of-pocket
expenses through the completion of the Transactions or MRAC’s liquidation. Office space and administrative support services provided to MRAC by the Sponsor will be provided to MRAC free of charge.
In addition, executive officers and directors, or any of their respective affiliates, including Ricketts SPAC Investment LLC and Raine Securities LLC and other entities affiliated with Marquee and The Raine Group, were reimbursed for any reasonable fees and out-of-pocket
expenses incurred in connection with activities on MRAC’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Financial Advisor Fees Related to Public Offering
Ricketts SPAC Investment LLC and Raine Securities LLC acted as MRAC’s independent financial advisors as defined under FINRA Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with MRAC’s initial public offering, for which each of Ricketts SPAC Investment LLC and Raine Securities LLC received a fee of $1,121,250, which was paid upon the closing of MRAC’s initial public offering.
Advisory Arrangements Related to the Transactions
In connection with the Closing, MRAC agreed to waive the placement fee payable to Raine Securities, an affiliate of the Sponsor, equal to 1.5% of the gross proceeds of the PIPE Investment actually received by MRAC. Raine Securities also served as MRAC’s financial advisor in connection with the Transactions.
MRAC paid Raine Advisors, an affiliate of the Sponsor, a fee in an amount equal to $309,825 for consulting services, including support and advice to MRAC in connection with the execution of the Transactions.
In connection with the Closing, MRAC agreed to waive the $309,825 fee payable to Marquee Sports Holdings, an affiliate of the Sponsor, relating to consulting services, including support and advice to MRAC in connection with the execution of the Transactions.
Pursuant to the underwriting agreement entered into in connection with MRAC’s initial public offering, up to 30% of the deferred discount thereunder (i.e., approximately $3,924,375) may be paid at the sole discretion of MRAC’s management to the underwriter and/or to third parties not participating as underwriters in the initial public offering that assisted MRAC in consummating its business combination, in allocations determined by MRAC’s management. In accordance with the foregoing terms, MRAC’s management elected to direct the payment of $1,024,875 of the deferred discount upon Closing to Marquee Sports Holdings and $2,899,500 of the deferred discount upon the Closing to Raine Securities. The audit committee of the MRAC board of directors approved such payments on May 13, 2021.
Sponsor Agreement
On April 28, 2021, concurrently with the execution of the Merger Agreement, MRAC entered into the Sponsor Agreement with the Sponsor, pursuant to which, among other things, in connection with the Closing, the Sponsor agreed to (i) waive certain anti-dilution rights set forth in Section 17 of MRAC’s amended and restated memorandum and articles of association that may result from the Transactions and (ii) subject 1,121,250 sponsor shares that will be subject to forfeiture unless the volume-weighted average closing price of New Enjoy common stock equals or exceeds $15.00 on 20 out of any 30 consecutive trading days after consummation of the Transactions and on or prior to the fifth (5th) anniversary of the Closing (or a change of control occurs with respect to New Enjoy at or above such share price during such period).
Policies and Procedures for Related Person Transactions
Effective upon Closing, the board of directors adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which the post-combination company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•	any person who is, or at any time during the applicable period was, one of Enjoy’s executive officers or directors;

•	any person who is known by the post-combination company to be the beneficial owner of more than 5% of Enjoy voting stock;

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law,
father-in-law,
son-in-law,
daughter-in-law,
brother-in-law
or
sister-in-law
of a director, executive officer or a beneficial owner of more than 5% of Enjoy’s voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of Enjoy’s voting stock; and

•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest. Enjoy has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its audit committee charter, the audit committee has the responsibility to review related party transactions.

Director Independence
See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” above for a discussion regarding the independence of the members of our board of directors.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the information that will be set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
The following documents are filed as part of this Report:

1.	Financial Statements . The information required by this item is included in Item 8.

2.	Financial Statement Schedules . None.

3.	Exhibits . The exhibits listed in the accompanying Exhibit Index are included herein or incorporated herein by reference.
Exhibit Index

Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of April 28, 2021, by and among Marquee Raine Acquisition Corp., MRAC Merger Sub Corp. and Enjoy Technology Inc.	S-4/A	333-256147	2.1	September 14, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 23, 2021, by and among Marquee Raine Acquisition Corp., MRAC Merger Sub Corp. and Enjoy Technology Inc.	S-4/A	333-256147	2.2	September 14, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of September 13, 2021, by and among Marquee Raine Acquisition Corp., MRAC Merger Sub Corp. and Enjoy Technology Inc.	S-4/A	333-256147	2.3	September 14, 2021

3.1	Certificate of Incorporation of the Company.	8-K	001-39800	3.1	October 22, 2021

3.2	Bylaws of the Company.	8-K	001-39800	3.2	October 22, 2021

4.1	Specimen Warrant Certificate.	S-1	333-250997	4.3	November 27, 2020

4.2	Specimen Common Stock Certificate of the Company.	S-4/A	333-256147	4.5	September 14, 2021

4.3*	Description of Securities

4.4	Sponsor Agreement	8-K	001-39800	10.2	April 28, 2021

4.5	Amendment to Sponsor Agreement	8-K	001-39800	10.2	September 14, 2021

10.1	Form of Subscription Agreement.	S-4/A	333-256147	10.1	September 14, 2021

10.2	Form of Backstop Agreement.	S-4/A	333-256147	10.13	September 14, 2021

10.3	Amended and Restated Registration Rights Agreement dated October 15, 2021, by and among the Company, Marquee Raine Acquisition Sponsor LP, certain former stockholders of Legacy Enjoy and the other parties set forth on the signature pages thereto.	S-4/A	333-256147	10.2	September 14, 2021

10.4	Equity Fee Agreement, dated October 15, 2021, between Enjoy Technology Inc. and Credit Suisse Securities	8-K	001-39800	10.3	October 22, 2021

10.5	Form of Indemnification Agreement.	8-K	001-39800	10.5	October 22, 2021

10.6#	Non-Employee Director Compensation Policy.	8-K	001-39800	10.6	October 22, 2021

10.7#	Johnson Continuing Letter, dated October 20, 2021, by and between the Company and Ron Johnson.	8-K	001-39800	10.7	October 22, 2021

10.8#	Offer Letter, dated October 20, 2021, by and between the Company and Jonathan Mariner.	8-K	001-39800	10.8	October 22, 2021

10.9#	Offer Letter, dated October 20, 2021, by and between the Company and Fareed Khan.	8-K	001-39800	10.9	October 22, 2021

10.10#	Offer Letter, dated October 20, 2021, by and between the Company and Tiffany N. Meriweather.	8-K	001-39800	10.10	October 22, 2021

10.11#	Enjoy Technology, Inc. 2021 Equity Incentive Plan.	S-1	333-260568	10.10	October 28, 2021

10.12#	Enjoy Technology, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-260568	10.11	October 28, 2021

10.13*	Lease Agreement, dated January 1, 2019, by and between Kelley-Gordon company, Inc. and Enjoy Technology, Inc.

16.1	Letter from WithumSmith + Brown, PW dated October 21, 2021	8-K	001-39800	16.1	October 22, 2021

21.1	List of Subsidiaries.	S-1	333-260568	21.1	October 28, 2021

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, ae amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

#	Indicates management contract or compensatory plan.
†
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation
S-K
Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

ENJOY TECHNOLOGY, INC.

Date: March 25, 2022	By:	/s/ Fareed Khan
Name: Fareed Khan
Title: Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron Johnson and Fareed Khan, and each one of them, as his or her true and lawful attorneys-in-fact and
agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and
agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and
agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ron Johnson Ron Johnson	Director and Chief Executive Officer (Principal Executive Officer)	March 25, 2022

/s/ Fareed Khan Fareed Khan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2022

/s/ Jonathan Mariner Jonathan Mariner	Director and Chief Administrative Officer	March 25, 2022

/s/ Fred Harman Fred Harman	Director	March 25, 2022

/s/ Salaam Coleman Smith Salaam Coleman Smith	Director	March 25, 2022

/s/ Thomas Ricketts Thomas Ricketts	Director	March 25, 2022

/s/ Brett Varsov Brett Varsov	Director	March 25, 2022

/s/ Denise Young Smith Denise Young Smith	Director	March 25, 2022

/s/ Gideon Yu Gideon Yu	Director	March 25, 2022