Form 10-Q
period 2022-03-31
ENJOY TECHNOLOGY, INC./DE
filed 2022-05-16
CIK 1830180

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-39800

ENJOY TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1566891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 Hillview Avenue Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)

(888) 463-6569

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.0001 par value per share	ENJY	The Nasdaq Stock Market LLC
Warrants to purchase common stock	ENJYW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of registrant's common stock outstanding as of May 13, 2022 was 120,707,693

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	6

	Condensed Consolidated Statements of Operations and Comprehensive Loss For The Three Months Ended March 31, 2022 and 2021	7

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) For The Three Months Ended March 31, 2022 and 2021	8

	Condensed Consolidated Statements of Cash Flows For The Three Months Ended March 31, 2022 and 2021	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 3.	Defaults Upon Senior Securities	81

Item 4.	Mine Safety Disclosures	81

Item 5.	Other Information	81

Item 6.	Exhibits	82

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Enjoy Technology, Inc. (“Enjoy,” the “Company,” “we,” “us,” and “our”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our current financial position and future financial and operating performance, business strategy and the plans and objectives of management for future operations, including our outlook and guidance, the demand for our products, services and support, the supply chain and inventory levels, our ability to expand into new markets, our ability to invest in our platform for future growth, and our ability to deliver on our long-term strategy. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.

These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including without limitation, statements related to:

•
our review of strategic alternatives and plans to improve our liquidity and financial position in response to the substantial doubt about our ability to continue as a going concern;
•
our ability to obtain additional financing or capital in amounts sufficient, or on favorable terms, to fund our operations;
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
•
our ability to access sources of capital, including debt financing and securitization funding to finance our leased warehouses and inventories and other sources of capital to finance operations;
•
our ability to maintain and enhance our products and brand, and to attract Consumers (as defined herein);
•
our ability to maintain or enhance current Customer (as defined herein) and Consumer satisfaction and trust levels;
•
our ability to manage, develop and refine our technology platform, including our Mobile Store (as defined herein);
•
our ability to recruit and maintain Experts (as defined herein);
•
the success of strategic relationships with third parties; and
•
other risk factors described under Part II, Item 1A of this Quarterly Report.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict. All such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Cautionary Statement Regarding Forward-Looking Statements.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Investing in our common stock involves numerous risks, including the risks described in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, among others, which may offset our competitive strengths or have a negative effect on our business strategy, financial condition or operating results, which could cause a material decline in the price of shares of our common stock or warrants and result in a loss of all or a portion of your investment:

•
We may not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment.
•
There can be no assurance that our review of strategic alternatives will result in a transaction satisfactory to holders of our common stock or any change at all.
•
The pursuit of the additional capital and strategic alternatives will consume a substantial portion of the time and attention of our management and require additional capital resources and may be disruptive to our business, which could have a material adverse effect on our business, financial condition and results of operations.
•
In the event we pursue Bankruptcy Protection (as defined herein), we will be subject to the risks and uncertainties associated with such proceedings.
•
In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses.
•
Our ability to raise capital in the future may be limited, and may lead to potential dilution to our stockholders.
•
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve profitability in the future.
•
We may be required in the future to incur significant write-downs in connection with impairment charges related to our long-lived assets, which could adversely affect our results of operations.
•
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
•
Our recent growth rates may not be sustainable or indicative of our future growth and there is a risk that we will not be able to continue operating as a going concern.
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
•
Our failure to meet the continued listing requirements of Nasdaq including maintaining a minimum closing bid price of $1.00 per share.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENJOY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$37,277	$85,836
Restricted cash	1,710	1,710
Accounts receivable, net	5,355	9,977
Prepaid expenses and other current assets	3,251	4,159
Total current assets	47,593	101,682
Property and equipment, net	16,372	15,945
Operating lease right-of-use assets	40,144	—
Intangible assets, net	842	867
Other assets	6,660	6,631
Total assets	$111,611	$125,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,961	$6,102
Accrued expenses and other current liabilities	16,420	20,110
Operating lease liabilities, current	14,467	—
Total current liabilities	36,848	26,212
Operating lease liabilities, non-current	29,193	—
Derivative warrant liabilities	3,915	6,577
Total liabilities	69,956	32,789
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 120,111,678 and 119,624,679 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	738,908	734,142
Accumulated other comprehensive income	522	724
Accumulated deficit	(697,787)	(642,542)
Total stockholders’ equity	41,655	92,336
Total liabilities and stockholders’ equity	$111,611	$125,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENJOY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Revenue	$24,024	$19,346
Operating expenses:
Cost of revenue	34,810	24,168
Operations and technology	27,332	19,233
General and administrative	19,680	12,098
Total operating expenses	81,822	55,499
Loss from operations	(57,798)	(36,153)
Loss on convertible loans	—	(1,865)
Interest expense	(38)	(1,407)
Interest income	2	2
Other income, net	2,623	134
Loss before provision for income taxes	(55,211)	(39,289)
Provision for income taxes	34	177
Net loss	$(55,245)	$(39,466)
Other comprehensive loss, net of tax
Cumulative translation adjustment	(202)	(4)
Total comprehensive loss	$(55,447)	$(39,470)
Net loss per share, basic and diluted	$(0.46)	$(1.81)
Weighted average shares used in computing net loss per share, basic and diluted	119,795,897	21,757,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENJOY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares (1)	Amount	Shares (1)	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2021	—	$—	119,624,679	$12	$734,142	$724	$(642,542)	$92,336
Issuance of common stock under stock plan, net of shares withheld for employee taxes	—	—	444,586	—	118	—	—	118
Issuance of common stock upon exercise of warrants	—	—	42,413	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,121	—	—	5,121
Withholding taxes from stock plan	—	—	—	—	(473)		—	(473)
Foreign currency translation adjustments	—	—	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	—	—	(55,245)	(55,245)
Balances at March 31, 2022	—	—	120,111,678	12	738,908	522	(697,787)	41,655

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares (1)	Amount	Shares (1)	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2020	51,518,255	$353,692	21,416,436	$1	$6,601	$884	$(421,933)	$(414,447)
Issuance of Series C redeemable convertible preferred stock (net of issuance costs)	1,362,099	15,000
Issuance of common stock under stock plan	—	—	391,372	—	423	—	—	423
Debt extinguishment of convertible loan	—	—	—	—	36,782	—	—	36,782
Stock-based compensation	—	—	—	—	878	—	—	878
Foreign currency translation adjustments	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(39,466)	(39,466)
Balances at March 31, 2021	52,880,354	368,692	21,807,808	1	44,684	880	(461,399)	(415,834)

(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.34456 established in the Merger as described in Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENJOY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,245)	$(39,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,155	916
Stock-based compensation	5,121	878
Loss on asset disposal	13	—
Accretion of debt discount	—	289
Non-cash operating lease expense	4,227	—
Revaluation of warrants	(2,662)	(26)
Foreign currency transaction (gain) loss	38	(79)
Revaluation of convertible debt	—	1,865
Changes in operating assets and liabilities:
Accounts receivable	4,560	(239)
Prepaid expenses and other current assets	743	534
Other assets	(207)	(161)
Operating lease liabilities	(4,300)	—
Accounts payable	(513)	(267)
Accrued expenses and other current liabilities	(690)	488
Net cash used in operating activities	(47,760)	(35,268)
Cash flows from investing activities:
Purchases of property and equipment	(437)	(537)
Net cash used in investing activities	(437)	(537)
Cash flows from financing activities:
Proceeds from convertible loan	—	200
Proceeds from issuance of redeemable convertible preferred stock	—	15,000
Proceeds from issuance of common stock	118	423
Payment of deferred financing costs	—	(695)
Tax-related withholding of common stock	(473)	—
Net cash (used in) provided by financing activities	(355)	14,928
Effect of exchange rate on cash, cash equivalents and restricted cash	(7)	(26)
Net decrease in cash, cash equivalents and restricted cash	(48,559)	(20,903)
Cash, cash equivalents and restricted cash, beginning of period	87,546	63,946
Cash, cash equivalents and restricted cash, end of period	$38,987	$43,043
Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$1,083
Supplemental disclosure of non-cash operating and financing activities:
Property and equipment, net included in accounts payable	$501	$91
Property and equipment, net included in accrued expenses and other current liabilities	$658	$—
Operating lease ROU assets obtained in exchange for lease obligations	$937	$—
Non-cash interest	$—	$325
Gain on extinguishment of convertible loan	$—	$36,782
Deferred transaction costs included in accounts payable	$—	$1,291
Deferred transaction costs included in accrued expenses and other current liabilities	$—	$1,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENJOY TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts or as otherwise indicated)

(Unaudited)

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

Reorganization – In January 2021, Enjoy Technology, Inc. filed documents with the Delaware Secretary of State to effect a holding company reorganization (the “Reorganization”), which resulted in a newly formed Delaware corporation, Enjoy Technology Holding Company (“Enjoy Holdings”), owning all the capital stock of Enjoy Technology, Inc. Enjoy Holdings was initially a direct, wholly owned subsidiary of Enjoy Technology, Inc. Pursuant to the Reorganization, the newly formed entity (“Merger Sub”), a direct, wholly owned subsidiary of Enjoy Holdings and an indirect, wholly owned subsidiary of Enjoy Technology, Inc., merged with and into Enjoy Technology, Inc., with Enjoy Technology, Inc., surviving as a direct, wholly owned subsidiary of Enjoy Holdings. Each share of each class of Enjoy Technology, Inc., stock issued and outstanding immediately prior to the Reorganization was automatically converted into an equivalent corresponding share of Enjoy Holdings stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Enjoy Technology, Inc., stock being converted. Accordingly, upon consummation of the Reorganization, Enjoy Technology, Inc.’s current stockholders became stockholders of Enjoy Holdings. The stockholders of Enjoy Technology, Inc., did not recognize any gain or loss for U.S. federal income tax purposes upon the conversion of their shares in the Enjoy Holdings. Finally, Enjoy Technology Inc changed its name to Enjoy Technology LLC while Enjoy Holdings changed its name to Enjoy Technology, Inc.

Marquee Raine Acquisition Corp. Merger – On April 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marquee Raine Acquisition Corp. ((“MRAC”), prior to the closing of the merger and “New Enjoy”, following the closing of the merger), a publicly traded Special Purpose Acquisition Company. On October 15, 2021 (the “Closing Date”), the Company and MRAC consummated the merger transaction contemplated by the Merger Agreement (the “Merger”), following approval at a special meeting of the stockholders of MRAC held on October 13, 2021.

See Note 3, “Reverse Recapitalization” for further details of the Merger.

Basis of Presentation – The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of Enjoy Technology, Inc. and its wholly owned subsidiaries. As permitted for interim reporting, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted, unless otherwise required by U.S. GAAP or SEC rules and regulations. These condensed consolidated financial statements were prepared on the same basis as and should be read in conjunction with the Company’s annual consolidated financial statements as of and for the year ended December 31, 2021 and notes thereto included in the Company's fiscal 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair statement have been included in these condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or future year. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited annual consolidated financial statements but does not include all information required by U.S. GAAP for annual consolidated financial statements.

Reclassifications – To conform to current presentation, the Company reclassified certain costs within each of its operating expense line items in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. These changes have no impact on the Company’s previously reported consolidated net loss and comprehensive loss, cash flows, or basic and diluted net loss per share amounts for the periods presented.

Going Concern – The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Since inception, the Company has incurred losses and cash outflows from operations. During the three months ended March 31, 2022, the Company incurred net losses of $55.2 million and cash outflows from operations used $47.8 million. As of March 31, 2022, the Company had an accumulated deficit of approximately $697.8 million. The Company has historically financed its operations through the issuance and sale of redeemable convertible preferred stock and through issuance of debt. Management expects that operating losses and negative cash flows from operating activities will continue in the foreseeable future as the Company works to fund its operations and as it progresses through its review of strategic alternatives.

Management believes that there is a substantial doubt concerning the Company’s ability to continue as a going concern.

On May 11, 2022 the Company secured interim financing of $10.0 million (the “Note”) from Ron Johnson, the chair of its board of directors and Chief Executive Officer, to help fund its operations as it pursues strategic alternatives, which has a scheduled maturity date of November 11, 2022 and will be repayable upon written demand of the holder at any time on or after such date. The Note was approved by the Audit Committee of the Company’s board of directors pursuant to the Company’s Related Party Transaction Policy. (See Note 17, “Subsequent Events and Related Party Transactions” for further details regarding the terms of the financing.) Additionally, in early May 2022, the Company received a $6.1 million customer prepayment for future services reasonably expected to be rendered over the course of May 2022, which is subject to adjustment for certain chargebacks and other adjustments. The Company is also seeking to obtain additional customer prepayments. There is no guarantee that we will be successful in our further negotiations or that any prepayments received will be adequate to support our current operations or provide sufficient cash flow to meet our obligations in the near term. We expect any such prepayments would negatively impact our cash flows in future periods for which our services have been prepaid.

The Company’s estimated cash and cash equivalents, which includes the $10 million of related party financing and $6.1 million of customer prepayments against second quarter sales, was $36.1 million as of May 12, 2022. The Company is in discussions with multiple financing sources to attempt to secure additional interim financing by early June 2022, which is needed to continue operations and fund other liquidity needs. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond early June 2022. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

On May 16, 2022, the Company announced that its board of directors had initiated a review of strategic alternatives, including a potential sale, merger or other strategic transaction, and of the Company's financing strategy. The Company is in the early stages of its strategic review and has not set a timetable for completion of the review process. There can be no assurance that the process will result in any transaction or strategic change at this time. The Company has retained Centerview Partners as its financial advisor to assist with the strategic review and has also engaged global consulting firm AlixPartners to advise on the Company's finances during this review period. In the event we are not able to successfully consummate a strategic transaction, or obtain additional financing as discussed above, or will not be able to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other than the impact of the adoption of Accounting Standards Codification ("ASC") 842, Leases, as further discussed below, there have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2022, as compared to the significant accounting policies described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021.

Leases—Under ASC 842, a contract is or contains a lease when, (1) explicitly or implicitly identified assets have been identified in the contract and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company will determine if an arrangement is a lease at inception of the contract. For all leases (finance and operating leases), as of the lease commencement date the Company recognizes a liability on the balance sheet for our obligation related to the lease and a corresponding asset representing our right to use the underlying asset over the period of use. Leases with an initial term of 12 months or less meet the definition of a short-term lease which, as a result of the Company's accounting policy election, are not recorded on the balance sheet; and the lease expense for these leases is recognized on a straight-line basis over the lease term.

The lease liability for each lease is recognized at lease commencement based on the present value of the lease payments not yet paid. The initial balance of the right-of-use asset (“ROU asset”) for each lease is recorded at the amount equal to the initial measurement of lease liability, adjusted for balances of prepaid rent, lease incentives received and initial direct costs incurred.

Total lease payments are discounted to present value using the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s leases generally do not provide an implicit rate, the Company estimates its incremental borrowing rate using information available at the lease commencement date, including but not limited to our credit rating, lease term, and the currency in which the arrangement is denominated.

The Company's lease terms may include periods under options to extend (or not terminate the lease) when it is reasonably certain that we will exercise that option. The Company generally uses the base, non-cancelable lease term when determining the lease assets and liabilities. The Company includes the option to renew (or not terminate) in its determination of the lease term when the option is deemed to be reasonably assured to be exercised. The Company accounts for changes in the expected lease term as a modification of the original contract.

For operating leases, expense is generally recognized on a straight-line basis over the lease term. For any finance leases, interest on the lease liability is recognized using the effective interest method, while the right-of-use asset is amortized on a straight-line basis, from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term.

See further discussion regarding the Company's accounting for leases following under "Recently Adopted Accounting Pronouncements."

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in 'Leases (Topic 840)'. ASU 2016-02 modified lease accounting for lessees by requiring recognition of right-of-use assets and lease liabilities for all leases, other than the leases that meet the definition of short-term leases, at the option of the Company. The new lease accounting standard also requires enhanced disclosure about an entity's leasing arrangements, among other changes.

On January 1, 2022, the Company adopted the new lease accounting standard and recognized the cumulative effect of initially applying the guidance as an adjustment to the operating lease right-of-use assets and operating lease liabilities on its condensed consolidated balance sheet on January 1, 2022 without retrospective application to comparative periods. The Company's financial statements for the fiscal quarters and year ending December 31, 2022 and forward shall reflect the application of Topic 842.

Upon adoption:

•
the Company elected the package of practical expedients under Topic 842 which allows for not reassessing (1) whether existing contracts contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition;
•
the Company did not elect the use of hindsight to reassess lease term, or the practical expedient relating to accounting for land easements, which was not applicable to the Company;
•
the Company made an accounting policy election to not recognize right-of-use assets and lease liabilities that arise from short-term leases, which are defined as leases with a lease term of 12 months or less at the lease commencement date; and
•
the practical expedient in ASC Subtopic 842-10 to not separate non-lease components from lease components and instead account for each separate lease component and non-lease components associated with that lease component as a single lease component. The Company elected to apply this expedient to all classes of underlying assets.

Upon adoption, the Company recorded operating lease right-of-use assets and lease liabilities amounting to $43.6 million and $47.1 million, respectively, and corresponding reductions of $2.3 million to deferred rent, $1.2 million to lease incentive liability and $0.1 million to prepaid rent. The Company does not have any material finance leases. The adoption of the new lease accounting standard had no impact on cash provided by or used in operating, investing or financing activities in the Company’s condensed consolidated statements of cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing the Beneficial Conversion Feature (“BCF”) and Cash Conversion Feature (“CCF”) separation models required under the current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for equity classification. Lastly, ASU 2020-06 changes the existing diluted earnings per share (“EPS”) calculation for convertible debt that contains a CCF and increases disclosure requirements for convertible instruments. The ASU is effective for public business entities that meet the definition of a SEC filer, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model replacing the currently used incurred loss method. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The guidance is effective for the Company for the year beginning after December 15, 2022. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU was issued to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination, whereas current GAAP requires that the acquirer measures such assets and liabilities at fair value on the acquisition date. The guidance is effective for the Company for the year beginning after December 15, 2023, with early adoption permitted. The Company will apply the guidance in ASU 2021-08 on a prospective basis for business combinations occurring during the fiscal year in which the Company adopts the amendments.

3.
REVERSE RECAPITALIZATION

On the Closing Date, the Company and MRAC consummated the merger transaction contemplated by the Merger Agreement, following approval at an extraordinary general meeting of the shareholders of MRAC held on October 13, 2021.

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

On the Closing Date, certain investors purchased, in the aggregate, 5,500,906 shares of New Enjoy common stock (the “Backstop Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of approximately $55,009,060, pursuant to the backstop agreements, dated September 13, 2021 (the "Backstop Agreements"). Pursuant to the Backstop Agreements, New Enjoy agreed to provide certain registration rights to the Backstop Investors with respect to the Backstop Shares.

Immediately prior to the effective time of the Merger, (1) each share of Legacy Enjoy’s (a) Series A preferred stock, par value $0.00001 per share, (b) Series B preferred stock, par value $0.00001 per share, and (c) Series C preferred stock, par value $0.00001 per share (collectively, the “Enjoy Preferred Stock”), converted into one share of common stock, par value $0.00001 per share, of Legacy Enjoy and, together with Enjoy Preferred Stock, (the “Enjoy Capital Stock”) (2) all of the outstanding warrants to purchase shares of Enjoy Capital Stock were exercised in full, with the exception of the warrant to purchase 336,304 shares of Enjoy Preferred Stock held by TriplePoint Venture Growth BDC Corporation, which was converted into a warrant to purchase 115,875 shares of New Enjoy common stock at an exercise price of $6.90 per share.

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

As a result of the Merger transaction, the Company raised gross proceeds of $171.0 million, including the contribution of net cash held in MRAC’s trust account from its initial public offering of $36.0 million as well as additional proceeds from the PIPE Investors and Backstop Investors. The net proceeds were $112.6 million after repayment of certain loans and transaction costs, of which $10.4 million was direct and incremental to the merger which was accounted for as contra-equity upon the Closing Date. All periods prior to the Merger have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to reflect the reverse recapitalization.

4.
FAIR VALUE MEASUREMENTS

The following tables summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities - Public	$2,336	$—	$—	$2,336
Derivative warrants liabilities - Private	—	1,579	—	1,579
Total financial liabilities	$2,336	$1,579	$—	$3,915

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities - Public	$3,924	$—	$—	$3,924
Derivative warrants liabilities - Private	—	2,653	—	2,653
Total financial liabilities	$3,924	$2,653	$—	$6,577

The “public warrants” are the redeemable warrants (including those that underlie the units) that were offered and sold by MRAC in its initial public offering and the “private warrants” or “private placement warrants” are the warrants issued by MRAC pursuant to a private placement substantially concurrently with the consummation of MRAC’s initial public offering which were then assumed by the Company upon the Merger.

The estimated fair value of the public warrants is disclosed as a Level 1 fair value measurement as the public warrants are publicly traded. The estimated fair value of the private warrants is disclosed as a Level 2 fair value measurement as the key inputs to the valuation model are observable from the public warrants' listed price.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.

As of March 31, 2022 and December 31, 2021, the Company had no transfers in or out of Level 3 of the fair value hierarchy of its assets measured at fair value.

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

5.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$21,365	$20,446
Furniture and fixtures	2,244	2,173
Office equipment	807	591
Computer equipment	107	107
Vehicles	66	66
Vehicle equipment	283	283
	24,872	23,666
Less: accumulated depreciation	(8,500)	(7,721)
Property and equipment, net	$16,372	$15,945

Total depreciation expense related to property and equipment, net was $1.1 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. There were no events or changes in circumstances which indicated that the carrying value of our long-lived asset groups may not be recoverable during the period ending March 31, 2022.

In the period following March 31, 2022, there has been a subsequent decline in our market capitalization, based on our publicly quoted share price. Further, on May 16, 2022 the Company announced that its board of directors has initiated a review of strategic alternatives, including a potential sale, merger or other strategic transaction (see Note 1). These events and changes in circumstances could indicate the carrying amount of our long-lived asset groups may not be recoverable and will require further testing to determine whether there is a potential impairment in subsequent reporting periods.

6.
INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Domain Name	$1,500	1,500
Less: accumulated amortization	(658)	(633)
Intangible assets, net	$842	$867

Total amortization expense was $25 thousand each for the three months ended March 31, 2022 and 2021, respectively.

7.
LEASES

The Company leases real estate, vehicle fleet and some equipment in the U.S. and internationally. The Company's real estate leases, which are responsible for the majority of the Company's aggregate ROU asset and liability balances, include leases for office space and other facilities. As of March 31, 2022, the Company's real estate and non-real estate leases have remaining lease terms ranging from 12 months to 6 years. Some of these leases contain options that allow the Company to extend or terminate the lease agreement. All of the Company's leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of total lease expense related to operating leases are as follows (in thousands):

For the Three Months Ended March 31, 2022
Operating lease cost	$4,227
Variable lease cost	892
Short-term lease cost	1,814
$6,933

Rent expense was $3.9 million for the three months ended March 31, 2021. The Company has updated the March 31, 2021 rent expense disclosure to include fleet vehicle lease expense that was previously inadvertently omitted.

The short-term lease cost disclosed above reasonably reflects the Company’s ongoing short-term lease commitments.

The following table provides balance sheet information related to the Company's operating leases (in thousands):

March 31, 2022
Assets
Operating lease right-of-use assets	$40,144

Liabilities
Operating lease liabilities, current	$14,467
Operating lease liabilities, non-current	29,193
Total operating lease liabilities	$43,660

The following table provides supplemental cash flows information related to the Company's operating leases (in thousands):

For the Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash flow from financing activities	$—
Cash flow from operating activities	4,371
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Lease liabilities arising from obtaining new ROU assets during the period	937
Weighted average remaining lease term	3.51
Weighted average discount rate	4.18%

The maturities of lease liabilities as of March 31, 2022 were as follows (in thousands):

For the year	Operating leases
2022	$12,424
2023	12,627
2024	10,882
2025	7,311
2026	3,599
Thereafter	261
Total undiscounted lease payments	47,104
Less: portion representing interest	(3,444)
Total lease liability	43,660

As of March 31, 2022, the Company had signed additional lease agreements with total future undiscounted lease payments of approximately $3.5 million. Those additional lease agreements have an initial term of 5 years with options to renew the leases during the lease terms for an additional 5 years.

8.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued salaries and wages	$5,430	$8,677
Deferred rent	—	3,552
Accrued payables	7,732	5,296
Accrued tax	1,296	1,259
Accrued vacation and benefits	1,840	1,181
Accrued other	122	145
Total accrued expenses and other current liabilities	$16,420	$20,110

9.
STOCK WARRANTS

Warrant liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Public Warrants	$2,336	$3,924
Private Placement Warrants	1,579	2,653
Total warrant liabilities	$3,915	$6,577

The Company recognized a $2.7 million gain for the three months ended March 31, 2022 related to a change in fair value of warrant liabilities. The gain is recorded under other expense, net in the consolidated statements of operations and comprehensive loss.

Public Warrants and Private Placement Warrants— As of March 31, 2022, the Company has 9,343,750 public warrants and 6,316,667 private placement warrants outstanding.

The Company’s warrants have an exercise price of $11.50 per share, subject to adjustment, and will expire on October 15, 2026, five years after the completion of the Merger, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Redemption of warrants when the price per share equals or exceeds $18.00.

•
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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering the common stock issuable upon exercise of the warrants is effective and a current prospectus relating to that common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Except as set forth below, none of the private placement warrants will be redeemable by the Company so long as they are held by Marquee Raine Acquisition Sponsor LP (the "Sponsor) or its permitted transferees.

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

10.
COMMON STOCK

As of March 31, 2022 and December 31, 2021, the Company had common stock outstanding of 120,111,678 shares and 119,624,679 shares, respectively. As of both March 31, 2022 and December 31, 2021, the Company was authorized to issue 500,000,000 shares of common stock.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. No such dividends have been declared since the Company’s inception.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	March 31, 2022	December 31, 2021
Exercise of Public Warrants and Private Placement Warrants	15,660,417	15,660,417
Warrants to purchase redeemable convertible and common stock preferred stock	—	115,875
Awards outstanding under the equity incentive plans	21,444,664	14,401,983
Awards available for future grant under the equity incentive plans	7,931,338	6,673,256
Awards available for future grant under the employee stock purchase plan	3,881,838	2,383,437
Total	48,918,257	39,234,968

11.
STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

In June 2014, the Company adopted the 2014 Equity Incentive Plan (“the 2014 Plan”), which provided for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, and restricted stock to eligible participants. Options granted under the 2014 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (ISO) may be granted only to the Company’s employees (including officers and directors). Nonqualified stock options (NSO) may be granted to the Company’s employees and consultants.

Under the 2014 Plan, options to purchase common stock awards were granted at no less than 100% of the fair value of the Company’s common stock on the date of the grant, as determined by the board of directors (100% of fair value for incentive stock options and 110% of fair value in certain instances). All options granted through March 31, 2022 and December 31, 2021 have been at 100% of the fair value of the Company’s common stock. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder vest in equal monthly installments over the following 36 months or the entire options vest in equal monthly installments over 48 months. Options generally vest over a four-year period and must be exercised within ten years after grant. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period or they are forfeited, although the board of directors can approve an extension of the exercise period beyond the 90 day limit. The Company has not granted any stock appreciation rights as of March 31, 2022 and December 31, 2021.

Upon adoption of the 2021 Equity Incentive Plan, the 2014 Plan was terminated, and no further grants will be made under the 2014 Plan. Any awards granted under the 2014 Plan will remain subject to the terms of the 2014 Plan and the applicable award agreement.

2021 Equity Incentive Plan

In October 2021, the Company adopted the 2021 Equity Incentive Plan (the "2021 Plan"), which provided for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, and restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to eligible participants. Options granted under the 2021 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (ISO) may be granted only to the Company’s employees (including officers and directors). Nonqualified stock options (NSO) may be granted to the Company’s employees and consultants.

As of March 31, 2022, only restricted stock units have been granted under the 2021 Plan. A restricted stock unit award may be settled by cash, delivery of shares of the Company’s common stock, a combination of cash and shares as determined by the board of directors, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement or by the board of directors, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

2021 Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP will allow eligible employees to purchase shares of the Company’s common stock at a discounted price, through payroll deductions of up to IRS allowable limit per calendar year. Once an offering date to purchase shares has been established, the purchase price will be set at the lower of (i) an amount equal to 85% of the fair value of the shares of the Company’s common stock on the offering date or (ii) 85% of the fair value of the shares of the Company’s common stock on the applicable purchase date. As of March 31, 2022, the Company has not granted any purchase rights under the ESPP.

The Company recognized stock-based compensation expense on all awards in the following categories in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$71	$16
Operations and technology	1,446	226
General and administrative	3,604	636
Total stock-based compensation expense	$5,121	$878

Stock Options

A summary of the status of the stock options as of March 31, 2022, and changes during the three months then ended is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	8,843,297	4.12	6.75	$16,632
Options granted	—
Options exercised	(60,757)	1.94
Options cancelled	(255,346)	6.49
Balance at March 31, 2022	8,527,194	4.07	6.45	$11,464
Options exercisable as of March 31, 2022	5,631,646	2.53
Vested and expected to vest—March 31, 2022	8,527,194	$4.07

The total intrinsic value of options exercised during the three months ended March 31, 2022 was $0.1 million.

The Company records compensation expense on a straight-line basis over the vesting period. As of March 31, 2022 and 2021, there was approximately $12.0 million of total unrecognized stock-based compensation expense related to unvested employee options, which is expected to be recognized over a weighted-average period of 2.7, and 3.3 years, respectively.

Restricted Stock Units (RSU)

The following table summarizes information pertaining to RSUs during the three months ended March 31, 2022 (in thousands, except for weighted-average grant-date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share
Nonvested at December 31, 2021	5,184,830	$5.57
Granted	7,875,010	3.19
Vested	(645,719)	4.26
Cancelled/forfeited	(25,310)	10.11
Nonvested at March 31, 2022	12,388,811	$4.12

The fair value of the RSUs is based on the market value of the underlying shares at the date of grant. The RSU grants’ vesting periods are subject to a service-based condition. The service-based vesting requirements are satisfied either: a) 25% vesting on the first anniversary of the vesting commencement date, and the remaining 75% vesting in substantially equal quarterly installments for three years thereafter; b) one-third vesting on each of the first three anniversaries of the vesting commencement date; or c) awards vest in substantially equal quarterly installments for four years following the vesting start date, all subject to continued service through each vesting date. The Company records compensation expense related to RSUs on a straight-line basis over the vesting period.

As of March 31, 2022, there was a total of $48.7 million of unrecognized stock-based compensation expense related to RSUs.

12.
INCOME TAXES

The effective tax rate for the three months ended March 31, 2022 and 2021 was 0.1% and 0.5%, respectively. The effective tax rate differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The provision for the three months ended March 31, 2022 is comprised of income taxes in foreign jurisdictions. At March 31, 2022 and 2021, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.

13.
NET LOSS PER SHARE

The following table sets forth the computation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(55,245)	$(39,466)
Denominator:
Weighted-average common shares outstanding—basic and diluted	119,795,897	21,757,502
Net loss per share—basic and diluted	$(0.46)	$(1.81)

The Company’s potentially dilutive securities, which include public warrants, private placement warrants, restricted stock units, stock options to purchase common stock and warrants to purchase redeemable convertible preferred stock and common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Conversion of redeemable convertible preferred stock	—	52,880,354
Public Warrants and Private Placement Warrants	15,660,417	—
Warrants to purchase redeemable convertible preferred stock	—	115,875
Options to purchase common stock	8,527,194	9,460,755
Restricted stock units	12,388,811	—
Conversion of convertible loan	—	4,188,528
Total common stock equivalents	36,576,422	66,645,512

The shares of the Company's common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.34456 established in the Merger as described in Note 3.

14.
SEGMENT INFORMATION

The Company manages its operations through two operating segments that are based on geographic location: North America and Europe. These operating segments also represent the Company’s reportable segments.

•
North America: The North America segment consist of operations within the United States and Canada.
•
Europe: The Europe segment consists of operations within the United Kingdom.

Separate financial information is available and regularly evaluated by our chief operating decision maker ("CODM"), who is our president and chief executive officer, in making resource allocation decisions for our segments. The CODM utilizes revenue from external customers and segment income (loss) to measure and assess each segment’s performance.

Segment loss is calculated as revenue less cost of revenue, operational expenses directly related to each segment and excludes certain corporate expenses. We view this metric as an important measure of business performance as it captures mobile store and segment profitability and provides comparability across reporting periods.

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

Reconciliations of segment revenue to consolidated revenue and segment loss to consolidated loss from operations is shown in the following table for each of the periods presented (in thousands):

	Three Months Ended March 31, 2022
	North America	Europe	Total
Revenue	$20,764	$3,260	$24,024
Segment loss	(32,072)	(7,011)	(39,083)
Unallocated corporate expenses:
Operations and technology			(4,550)
General and administrative			(14,165)
Loss from operations			$(57,798)

	Three Months Ended March 31, 2021
	North America	Europe	Total
Revenue	$15,515	$3,831	$19,346
Segment loss	(19,298)	(5,872)	(25,170)
Unallocated corporate expenses:
Operations and technology			(3,220)
General and administrative			(7,763)
Loss from operations			$(36,153)

The Company’s revenue distribution for its North America segment was as follows:

	Three Months Ended March 31,
	2022	2021
United States	90%	84%
Canada	10%	16%
	100%	100%

During the three months ended March 31, 2022, there were three customers with revenues individually in excess of 10% of total consolidated net revenues. Net revenues for these customers were approximately $15.8 million, $3.3 million, and $3.0 million in the three months ended March 31, 2022. Two customers are reflected in the North American segment and one customer is reflected in the European segment.

During the three months ended March 31, 2021, there were three customers with revenues individually in excess of 10% of total consolidated net revenues. Net revenues for these customers were approximately $11.5 million, $3.8 million, and $2.5 million in the three months ended March 31, 2021. Two customers are reflected in the North American segment and one customer is reflected in the European segment.

15.
EMPLOYEE BENEFIT PLANS

In January 2016, the Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company has not made any matching contributions under the 401(k) Plan as of March 31, 2022 and 2021.

The Company also maintains a Group Personal Pension Plan (the “GPP Plan”) for all eligible employees in the Company’s United Kingdom offices. The GPP Plan is a defined contribution plan in which employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty’s Revenue and Customs. In 2022 and 2021, the Company matched 3% of employee contributions. The Company contributed $0.1 million to the GPP Plan in the form of matching contributions in the three month periods ended March 31, 2022 and 2021, respectively.

16.
COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit – As of March 31, 2022 and December 31, 2021, the Company had several letters of credit outstanding related to its operating leases and workers compensation totaling $1.7 million. Collateral for all standby letters of credit are included in restricted cash in the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, security deposits to landlords totaling $3.8 million and $3.7 million, respectively, are included in other noncurrent assets in the consolidated balance sheet.

Legal Matters – The Company is party to certain claims in the normal course of business. While the results of these claims cannot be predicted with any certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the condensed consolidated financial position and results of operations. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. There were no such material matters as of March 31, 2022 and December 31, 2021.

Indemnifications – As an element of its standard commercial terms, the Company includes an indemnification clause in its agreements with business partners, investors, lenders and contractors that includes defense and indemnification of those parties against liability and damages (including legal defense costs) awarded against those parties arising from claims of infringement of U.S. patents, copyrights, and trademarks, and misappropriation of trade secrets of third parties by the Company’s services or materials. To date, the Company has not experienced any claims related to its indemnification provisions. As of March 31, 2022 and December 31, 2021, the Company has not established an indemnification loss reserve.

To the extent permitted under Delaware law, the Company has agreements whereby certain officers and directors are indemnified for certain events or occurrences while the director or officer is or was serving in such capacity. The indemnification period covers all pertinent events and so long as such officer or director may be subject to any possible claim. However, the Company maintains director and officer insurance coverage that reduces overall exposure and enables recovery of a portion of any future amounts paid. The estimated fair value of these indemnification agreements in excess of applicable insurance coverage is considered to be immaterial as of March 31, 2022 and December 31, 2021.

17.
SUBSEQUENT EVENTS AND RELATED PARTY TRANSACTIONS

Chief Financial Officer Resignation - On April 5, 2022, Fareed Khan resigned as the Chief Financial Officer of the Company effective April 29, 2022.

Effective April 13, 2022, Calvin R. Hoagland was retained as the interim Chief Financial Officer and,

effective upon the departure of Mr. Khan, became the principal financial and accounting officer of the Company.

Related Party Loan – On May 11, 2022, the Company issued a secured promissory note in an aggregate principal amount of $10.0 million (the “Note”) to Ron Johnson, chair of the Company’s board of directors, Chief Executive Officer, and a beneficial owner of greater than 5% of the Company’s common stock (the “Holder”). The Note was approved by the Audit Committee of the Company’s board of directors pursuant to the Company’s Related Party Transaction Policy. The Note has a scheduled maturity date of November 11, 2022 and will be repayable upon written demand of the Holder at any time on or after such date. The Note bears interest at a rate of 10% per annum, compounding quarterly and payable at maturity. The Company may prepay the Note at any time without premium or penalty. The Note contains customary representations and warranties and events of default, including certain “change of control” events involving the Company. The Note is secured by substantially all of the assets of the Company. The Note does not restrict the incurrence of future indebtedness by the Company, and shall become subordinated in right of payment and lien priority upon the request of any future senior lender. The Company expects to use the proceeds of the Note to fund general corporate and immediate working capital requirements.

Customer Deposit - In May 2022, the Company received a customer prepayment for future services reasonably expected to be rendered over the course of May 2022 in the amount of $6.1 million, which is subject to adjustment for chargebacks and other adjustments based on actual May and prior transactions.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our financial statements, related notes and other financial information appearing elsewhere in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, elsewhere in this Quarterly Report, particularly in Part II, Item 1A, “Risk Factors”. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Recent Developments

Going Concern

Since inception, we have incurred net losses and cash outflows from operations. Management expects that operating losses and negative cash flows from operating activities will continue in the foreseeable future as we continue to work to fund our operations and as we progress through our review of strategic alternatives. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as of December 31, 2021 we concluded that there was substantial doubt about our ability to continue as a going concern. Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended December 31, 2021, describing the existence of substantial doubt about our ability to continue as a going concern. As of March 31, 2022, there continues to be substantial doubt about our ability to continue as a going concern.

On May 11, 2022 the Company secured interim financing of $10.0 million from Ron Johnson, the chair of its board of directors and Chief Executive Officer, to help fund its operations as it pursues strategic alternatives, which has a scheduled maturity date of November 11, 2022 and will be repayable upon written demand of the holder at any time on or after such date. The Note was approved by the Audit Committee of the Company’s board of directors pursuant to the Company’s Related Party Transaction Policy. (See Note 17, “Subsequent Events and Related Party Transactions”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the terms of the financing.) Additionally, in early May 2022, the Company received a $6.1 million customer prepayment for future services reasonably expected to be rendered over the course of May 2022, which is subject to adjustment for certain chargebacks and other adjustments. The Company is also seeking to obtain additional customer prepayments. There is no guarantee that we will be successful in our further negotiations or that any prepayments received will be adequate to support our current operations or provide sufficient cash flow to meet our obligations in the near term. We expect any such prepayments would negatively impact our cash flows in future periods for which our services have been prepaid.

The Company’s estimated cash and cash equivalents, which includes the $10 million of related party financing and $6.1 million of customer prepayments against second quarter sales, was $36.1 million as of May 12, 2022. The Company is in discussions with multiple financing sources to attempt to secure additional interim financing by early June 2022, which is needed to continue operations and fund other liquidity needs. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond early June 2022. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

Strategic Review

On May 16, 2022, the Company announced that its board of directors had initiated a review of strategic alternatives, including a potential sale, merger or other strategic transaction, and of the Company's financing strategy. The Company is in the early stages of its strategic review and has not set a timetable for completion of the review process. There can be no assurance that the process will result in any transaction or strategic change at this time. The Company has retained Centerview Partners as its financial advisor to assist with the strategic review and has also engaged global consulting firm AlixPartners to advise on the Company's finances during this review period. In the event we are not able to successfully consummate a strategic transaction, or obtain additional financing as discussed above, or will not be able to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

Overview

Enjoy was incorporated in the state of Delaware in May 2014, and is headquartered in Palo Alto, California. Enjoy operates Mobile Stores providing in home delivery, set up and a full shopping experience for companies.

We currently operate in over 80 locations across the United States, Canada and the United Kingdom. The Company has two reportable segments which are determined by geography: North America and Europe. The North America segment consists of operations within the United States and Canada and the Europe segment currently consists of operations within the United Kingdom.

Enjoy started with a simple question, “What if the best of the store could come to you?” Over the last eight years we built and optimized our Mobile Store, a new channel that pairs the convenience of online shopping with the personal touch of an in-store retail experience brought together in the comfort of end customers’ (the "Consumer") homes.

Over the past twenty five years, eCommerce has disrupted the retail industry in virtually every category, shifting commerce from physical stores to the home. While eCommerce channels greatly expanded choices and increased convenience with fulfillment to customers’ doorsteps, they have not addressed the importance of an interactive shopping experience that customers desire for products, such as technology. Enjoy provides set-up and activation, and also assists customers in purchasing hardware, accessories, and subscription services in the comfort of the home. This Mobile Store shopping experience creates a unique and deep retail experience for Consumers that does not exist with traditional retail channels. We further believe that this represents the next disruption in the consumer shopping experience.

We maintain multi-year contractual relationships with leading telecommunications and technology companies, which are our "Business Partners" or "Customers." Our revenue stems from a variety of service, set-up and delivery fees that are paid to us by our Customers. During a visit from our Mobile Store, the Consumer pays for products and services directly to our Customers via secure mobile point-of-sale devices. On confirmation of the purchase, our Customers then remit our fees directly to us.

Enjoy delivers a broad assortment of telecommunications and technology products and accessories, which are provided by our Customers. Our mobile retail sales team (“Experts”) provide set-up, activation and demonstration of the products we deliver. We assist Consumers in evaluating and selecting a myriad of accessories, media sources, protection, broadband, and other services. We also assist in the trade-in and upgrade of our customers’ products. We strive to deliver our customers’ products with same-day or next-day frequency, matching the speed of traditional eCommerce channels but with an experience.

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

We believe Enjoy is positioned to benefit from several long-term trends that will continue to expand the demand for Commerce-at-Home. These trends include but may not be limited to: 1) the growth in online shopping and the need for speed and convenience, 2) a more mobile workforce, which includes increased telecommuting and work-from-home arrangements, all of which have been accelerated by the COVID-19 pandemic, 3) increasingly connected homes enabled by technology and telecommunications and 4) the rapid expansion of subscription- based services delivered through online channels.

Factors Affecting Our Business

Consumer Discretionary Spending

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

Online Consumer Shopping Behaviors and Commerce-at-Home

Our business is affected by online shopping behavior and growth of eCommerce. Our revenue stems primarily from online purchases originating at our Customers websites or customer service centers. The global online shopping market is large and growing as a percentage of global retail purchases. Consumers are diversifying their purchases for delivery at home, and the COVID-19 pandemic has accelerated this trend. With some consumers still wary of buying in-store, they have increased demand for new product categories purchased online and delivered to their homes. Consumers are also increasing their purchases of at home services through online channels. Although there has been an increased demand in eCommerce business in the marketplace, COVID-19 safety protocols materially reduced the percent of our indoor Consumer engagements, which negatively impacted our business.

Changes in Consumer Behavior and Lifestyles

Our business is affected by changes in consumer behavior and lifestyles at home and work and the role that mobile technology plays in enabling these changes. Mobile technology has grown rapidly over the past four decades and reliance on smartphones is predicted to increase as more features become available. Smartphone and mobile technology represent the primary product categories in our revenues. Furthermore, work-from-home and remote-work have been growing steadily. While the COVID-19 pandemic has dramatically increased work-from- home arrangements over the past year, the underlying trends towards a more flexible work environments and telecommuting suggest that these trends will continue. Studies suggest flexible work environments create more productive and happier workforce. Advancements in technology have allowed remote workers to collaborate in increasingly effective ways. These trends are likely to accelerate Commerce-at-Home.

Product Innovation Lifecycles

Our business is affected by upgrade cycles in smartphone and consumer technology. Consumer trends in the length of the average replacement cycle for technology are linked to advancements in performance and features of these devices. Our Customers produce or sell leading brands and are quick to bring innovations to market.

Changes in Products and Services Offered by Our Customers

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

Availability of Inventory from Our Customers

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

Seasonal Sales Trends

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the spending patterns of Consumers. Our revenue has generally been lowest in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced smartphone and consumer technology, which usually take place in the third calendar quarter and which tend to drive sales in that quarter and the following quarter. Further, our revenue tends to be higher in the third and fourth calendar quarter due to seasonal sales such as “Black Friday” and “Cyber Monday,” as Consumers tend to make higher purchases during the holiday season. Our revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. We expect these seasonality trends to continue.

Restricted Stock Unit Grants

In March 2022, the Company granted restricted stock units (“March 2022 RSUs”) underlying approximately 7.9 million shares of the Company’s common stock under the 2021 Equity Incentive Plan. The March 2022 RSUs vest upon satisfaction of service vesting requirements. The service-based vesting requirements are primarily satisfied as follows:

•
25% of the March 2022 RSUs on the cliff vesting date, and the remaining 75% vesting in equal installments of 6.25% (1/16th) of the March 2022 RSUs on each quarterly vesting date for three years thereafter, subject to continued service through each vesting date.
•
6.25% (1/16th) of the March 2022 RSUs on each quarterly vesting date following the vesting state date of March 8, 2022, subject to continued service through each vesting date.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. The reasons we believe these key performance metrics are useful to investors are provided below.

Daily Mobile Stores – Daily Mobile Stores represent the number of Mobile Stores we operate on a given day. This is calculated by dividing the total number of visit-serving Expert shifts in a given reporting period by the number of calendar days in that period. A visit-serving Expert shift is defined as an Expert that is scheduled to serve Consumers on a given day. We believe this is the primary measure of scale and growth of our retail footprint.

Daily Revenue Per Mobile Store – Daily Revenue Per Mobile Store is defined as the average daily revenue generated per Daily Mobile Store. This metric is calculated by dividing the revenue generated in a given reporting period by the product of Daily Mobile Stores and the number of days in that given reporting period. We believe growth in Daily Revenue Per Mobile Store is a key driver for increasing the Company’s profitability.

Mobile Store Profit (Loss) and Mobile Store Margin – Mobile Store Profit (Loss) is a measure prepared in accordance with GAAP and is defined as revenue less cost of revenue. Mobile Store Margin is Mobile Store Profit (Loss) as a percentage of revenue. We view this metric as an important measure of business performance as it captures Mobile Store profitability and provides comparability across reporting periods.

Segment Income (Loss) – Segment Income (Loss) is defined as revenue less cost of revenue, operational expenses directly related to each segment and excludes certain corporate expenses. We view this metric as an important measure of business performance as it captures Mobile Store and segment profitability and provides comparability across reporting periods.

Adjusted EBITDA – Adjusted EBITDA is defined as net loss, adjusted for interest expense, provision for income taxes, depreciation and amortization, stock-based compensation, loss on convertible loans, one time transaction related costs, interest income and other expenses not considered a core part of our operations. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Refer to the “Non-GAAP Measures” section below for further discussion.

The following tables present our key performance metrics for the periods presented (in thousands except Daily Mobile Stores amounts):

	Three Months Ended March 31, 2022
	North America	Europe	Consolidated
Daily Mobile Stores	649	129	778
Daily Revenue Per Mobile Store	$355	$281	$343
Mobile Store Loss	$(9,042)	$(1,744)	$(10,786)
Mobile Store Margin	(43.5)%	(53.5)%	(44.9)%
Segment Loss	$(32,072)	$(7,011)
Adjusted EBITDA			$(51,522)

	Three Months Ended March 31, 2021
	North America	Europe	Consolidated
Daily Mobile Stores	427	152	579
Daily Revenue Per Mobile Store	$404	$280	$371
Mobile Store Loss	$(3,122)	$(1,700)	$(4,822)
Mobile Store Margin	(20.1)%	(44.4)%	(24.9)%
Segment Loss	$(19,298)	$(5,872)
Adjusted EBITDA			$(34,076)

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

Operations and technology

Operations and technology expenses primarily consist of technology, facility and overhead costs directly related to the operation of our Mobile Stores. This includes lease and operating expenses for our warehouses, inventory management and storage, facility supplies and depreciation expense. We also include costs for employees who directly or indirectly support our Experts, including supervisory and operations management, inventory management, fulfillment and research and development costs. We expect operations and technology expenses to increase in future periods to support our growth, including bringing on additional warehouse facilities and continuing to invest in technology improvements to support the selling experience for Consumers, selling tools for our sales professionals and to drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the next several years.

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

Loss on convertible loans

Unrealized loss on convertible loans consists of the change in the fair value of our convertible loans. The convertible loans were converted to common stock as part of the Merger.

Interest income

Interest income consists of interest earned on our cash and cash equivalents.

Interest expense

Interest expense includes mainly the interest incurred on our outstanding indebtedness, as well as amortization of deferred financing costs, mainly debt origination and commitment fees.

Other income, net

Other income during the periods presented consisted primarily of fair value gains and losses related to the issued stock warrants as well as gains and losses from foreign currency transactions.

Income tax provision

Our provision for income taxes consists of state minimum taxes in the United States and foreign taxes. We have a full valuation allowance for our net United States federal and state deferred tax assets primarily consisting of net operating loss carryforwards, accruals, and reserves. We expect to maintain this full valuation allowance for the foreseeable future.

Comparison of Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table is a reference for the discussion that follows:

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Revenue	$24,024	$19,346	$4,678	24.2%
Operating expenses:
Cost of revenue*	34,810	24,168	$10,642	44.0%
Operations and technology*	27,332	19,233	$8,099	42.1%
General and administrative*	19,680	12,098	$7,582	62.7%
Total operating expenses	81,822	55,499	$26,323	47.4%
Loss from operations	(57,798)	(36,153)	$(21,645)	59.9%
Loss on convertible loans	—	(1,865)	$1,865	(100.0)%
Interest expense	(38)	(1,407)	$1,369	(97.2)%
Interest income	2	2	$(0)	(22.4)%
Other income, net	2,623	134	$2,489	1857.5%
Loss before provision for income taxes	(55,211)	(39,289)	$(15,922)	40.5%
Provision for income taxes	34	177	$(143)	(81.0)%
Net loss	(55,245)	$(39,466)	$(15,779)	40.0%

* To conform to current presentation, the Company reclassified certain costs within each of its operating expense line items in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. These changes have no impact on the Company’s previously reported consolidated net loss and comprehensive loss, cash flows, or basic and diluted net loss per share amounts for the periods presented.

Revenue

Revenue for the three months ended March 31, 2022 compared to the respective prior period increased by $4.7 million, or 24.2%, primarily due to an overall increase in mobile store count from 579 to 778 in 2022, an increase of 199 stores.

North America revenue for the three months ended March 31, 2022 compared to the respective prior period increased $5.2 million, or 33.8%, primarily due to an increase in our Daily Mobile Store count of 222 stores to 649 from 427 in 2021, partially offset by a decrease in our Daily Revenue Per Mobile Store of $49 to $355 for the three months ended March 31, 2022, down from $404 for the same period in 2021. The decrease in Daily Revenue Per Mobile Store was due to fewer deliveries than anticipated following the launch of the Smart Last Mile platform.

Europe revenue for the three months ended March 31, 2022 compared to the respective prior period decreased $0.6 million, or (14.9)%, primarily due to a decrease in our Daily Mobile Store count by 23 stores to 129 from 152 in 2021. The decrease was driven by management’s decision to reposition our Expert team to include a higher percentage of Experts with sales experience.

Cost of revenue

Cost of revenue for the three months ended March 31, 2022 compared to the respective prior period increased $10.6 million or 44%, primarily due to an increase in our Daily Mobile Store count by 199 to 778 in 2022, up from 579 in 2021. Increased Daily Mobile Stores were driven by a higher number of Experts, resulting in higher total salary and benefit costs. A greater number of Daily Mobile Stores also increased expenses associated with vehicle leases, fuel, vehicle insurance and other direct expenses required to operate our Mobile Stores. Cost of revenue, as a percentage of revenue, for the three months ended March 31, 2022 increased to 144.9%, compared to 124.9% for the three months ended March 31, 2021.

North America cost of revenue for the three months ended March 31, 2022 compared to the respective prior period increased $11.2 million, or 59.9%, primarily due to an increase in our Daily Mobile Store count by 222 stores to 649 from 427 in 2021. During 2021 we expanded our geographic market coverage within the United States and Canada and initiated services for a new Customer in the United States. Increased Mobile Stores were supported by a higher number of Experts, resulting in higher total salary and benefit costs. A greater number of Daily Mobile Stores also increased expenses associated with vehicle leases, fuel, vehicle insurance and other direct expenses. Cost of revenue, as a percentage of revenue, for the three months ended March 31, 2022 increased to 143.5%, compared to 120.0% for the three months ended March 31, 2021.

Europe cost of revenue for the three months ended March 31, 2022 compared to the respective prior period decreased $0.6 million, or (9.5)%, primarily due to a decrease in our Daily Mobile Store count by 23 stores to 129 from 152 in 2021. Cost of revenue, for the three months ended March 31, 2022 as a percentage of revenue, increased to 153.5%, compared to 144.4% for the three months ended March 31, 2021.

Operations and technology

Operations and technology expenses for the three months ended March 31, 2022 compared to the respective prior period increased $8.1 million, or 42.1%, primarily due to investments in our warehouse network to support our market expansions and our increased Mobile Store count. The total number of our warehouses increased by 7, to 93 during the three months ended March 31, 2022, from 86 for the three months ended March 31, 2021. The increase in the number of warehouses we operated during 2022 versus 2021 increased our warehouse lease expenses, salaries and benefits associated with market-level Expert supervisory, training and development activities and facility investments. Expenses associated with developing the technologies that support our Mobile Store operations also increased as we expanded functions and features that support our global operations. These increases were partially offset by productivity improvements in fulfillment operations. Operations and technology expense as a percentage of revenue for the three months ended March 31, 2022 increased to 113.8%, from 99.4% for the three months ended March 31, 2021.

North America operations and technology expenses for the three months ended March 31, 2022 compared to the respective prior period increased $5.9 million, or 47.7%, primarily due to investments to expand our warehouse network to support our market expansions and our increased Mobile Store count. The total number of our warehouses increased by 7, to 70 during the three months ended March 31, 2022, from 63 for the three months ended March 31, 2021, and we moved into larger warehouses in existing locations to accommodate growth. The increase in the number and size of warehouses we operated during the period increased our warehouse lease expenses, salaries and benefits associated with market-level Expert supervisory staff, training and development activities and facility investments, partially offset by productivity improvements in fulfillment operations. Operations and technology expense in North America as a percentage of revenue for the three months ended March 31, 2022 increased to 88.7%, from 80.3% for the three months ended March 31, 2021.

Europe operations and technology expenses for the three months ended March 31, 2022 compared to the respective prior period increased $0.8 million, or 23.1%, primarily due to salaries and wages associated with increased investments in field management personnel, including captains who manage experts as well as in fulfillment experts. Operations and technology expense in Europe as a percentage of revenue for the three months ended March 31, 2022 increased to 134.0%, compared to 92.6% for the three months ended March 31, 2021.

Corporate operations and technology expenses for the three months ended March 31, 2022 compared to the respective prior period increased $1.3 million, or 41.3%, primarily due to investments in the technology and data infrastructure that support our Mobile Stores.

General and administrative

General and administrative expense for the three months ended March 31, 2022 compared to the respective prior period increased $7.6 million, or 62.7%, due to increases of (i) $3.0 million in stock-based compensation expense due to increased headcount, (ii) $1.4 million of payroll and other related costs, $1.3 million in dues and insurance, and $0.8 million for professional services, and (iii) $1.1 million in other administrative expenses such as supplies, depreciation, and recruiting costs, each due to scaling the business and market expansion. General and administrative expense as a percentage of revenue for the three months ended March 31, 2022 compared to the respective prior period increased to 81.9% from 62.5%.

North America general and administrative expenses for the three months ended March 31, 2022 compared to the respective prior period increased $0.9 million, or 24.4%, primarily due to an increase in leadership and operating staff to support our market expansion and recruiting costs. General and administrative expense as a percentage of revenue for the three months ended March 31, 2022 compared to the respective prior period decreased to 22.2% from 23.9%.

Europe general and administrative expenses for the three months ended March 31, 2022 compared to the respective prior period increased $0.3 million, or 44.1%, due to various insignificant expense increases. General and administrative expense as a percentage of revenue for the three months ended March 31, 2022 compared to the respective prior period increased to 27.5% from 16.3%.

Corporate general and administrative expenses for the three months ended March 31, 2022 compared to the respective prior period increased $6.4 million, or 82.5%, primarily due to increased payroll and other expenses and stock-based compensation from increased headcount.

Loss on convertible loans

Loss on convertible loans for the three months ended March 31, 2022 compared to the respective prior period decreased to $0 in 2022 from $1.9 million as the convertible loans we had with certain investors converted to common stock as part of the Merger

Interest income

Interest income for the three months ended March 31, 2022 compared to the respective prior period decreased $0.2 million, or 98.3%, primarily due to the decrease in the amount of cash held in interest bearing accounts.

Interest expense

Interest expense for the three months ended March 31, 2022 compared to the respective prior period was higher by $1.4 million in 2021 due to interest related to our loan with Blue Torch Finance, LLC, which was repaid in the fourth quarter of 2021.

Other income, net

Other income, net for the three months ended March 31, 2022 compared to the respective prior period increased $2.5 million primarily due to the change in fair value of the stock warrants.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2022 compared to the respective prior period decreased $0.2 million. Provision for income taxes as a percentage of revenue was 0.1% for the three months ended March 31, 2022 and 0.9% for the three months ended March 31, 2021.

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
•
Is a financial measurement that is used by rating agencies, lenders, and other parties to evaluate our credit worthiness; and
•
Is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.

The reconciliations of net loss to Adjusted EBITDA for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(55,245)	$(39,466)
Add back:
Interest expense	38	1,407
Provision for income taxes	34	177
Depreciation and amortization	1,155	916
Stock-based compensation	5,121	878
Loss on convertible loans	—	1,865
Transaction-related costs (1)	—	283
Deduct:
Interest income	(2)	(2)
Other income, net	(2,623)	(134)
Adjusted EBITDA	$(51,522)	$(34,076)

(1)
Includes costs associated with the Merger.

Liquidity and Capital Resources

To date, the funds received from previous common stock and redeemable convertible preferred stock issuances, as well as the Company’s ability to obtain lending commitments, have provided the liquidity necessary for the Company to fund its operations. The Company’s ongoing operations are dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute its long-term business plans.

Since inception, we have incurred net losses and cash outflows from operations. The Company had cash and cash equivalents of $37.3 million and an accumulated deficit of $697.8 million as of March 31, 2022 and a net loss of $55.2 million for the three months ended March 31, 2022. Management expects that operating losses and negative cash flows from operating activities will continue in the foreseeable future as we continue to invest in the expansion of our operations. As discussed in “Overview – Recent Developments,” management believes there is substantial doubt about our ability to continue as a going concern.

On May 11, 2022 the Company secured interim financing of $10.0 million from Ron Johnson, the chair of its board of directors and Chief Executive Officer, to help fund its operations as it pursues strategic alternatives, which has a scheduled maturity date of November 11, 2022 and will be repayable upon written demand of the holder at any time on or after such date. The Note was approved by the Audit Committee of the Company’s board of directors pursuant to the Company’s Related Party Transaction Policy. Additionally, in May 2022, the Company received a prepayment for future services reasonably expected to be rendered over the course of May 2022, which is subject to adjustment for certain chargebacks and other adjustments. The Company is also seeking to obtain additional prepayments. There is no guarantee that we will be successful in our further negotiations or that any prepayments received will be adequate to support our current operations or provide sufficient cash flow to meet our obligations in the near term. We expect any such prepayments would negatively impact our cash flows in future periods for which our services have been prepaid.

The Company’s estimated cash and cash equivalents, which includes the $10 million of related party financing and $6.1 million of customer prepayments against second quarter sales, was $36.1 million as of May 12, 2022. The Company is in discussions with multiple financing sources to attempt to secure additional interim financing by early June 2022, which is needed to continue operations and fund other liquidity needs. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond early June 2022. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

On May 16, 2022, the Company announced that its board of directors had initiated a review of strategic alternatives, including a potential sale, merger or other strategic transaction, and of the Company's financing strategy. The Company is in the early stages of its strategic review and has not set a timetable for completion of the review process. There can be no assurance that the process will result in any transaction or strategic change at this time. The Company has retained Centerview Partners as its financial advisor to assist with the strategic review and has also engaged global consulting firm AlixPartners to advise on the Company's finances during this review period. In the event we are not able to successfully consummate a strategic transaction, or obtain additional financing as discussed above, or will not be able to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

The following table presents the Company’s cash and cash equivalents, restricted cash, and accounts receivable, net, for the periods presented:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$37,277	$85,836
Restricted cash	1,710	1,710
Accounts receivable, net	5,355	9,977

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by management assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets, or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Cash Flows

The following table presents cash provided by (used in) operating, investing, and financing activities during the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(47,760)	$(35,268)
Net cash used in investing activities	(437)	(537)
Net cash (used in) provided by financing activities	(355)	14,928
Effect of exchange rate on cash, cash equivalents and restricted cash	(7)	(26)
Net decrease in cash, cash equivalents and restricted cash	$(48,559)	$(20,903)

Operating Activities

During the three months ended March 31, 2022, operating activities used $47.8 million of cash, resulting from our net loss of $55.2 million, offset by net cash provided by changes in our operating assets and liabilities of $0.4 million and net non-cash charges of $7.9 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2022, consisted primarily of a $4.6 million decrease in accounts receivable, a $0.7 million decrease in prepaid expenses and other current assets, partially offset by a decrease of $0.7 million in accrued expenses and other current liabilities. The decrease in accounts receivable is primarily due to timing of collection of invoices during the first quarter of 2022. The decrease in accrued expenses and other current liabilities is due to timing of accruals and payments of salaries and wages and timing of accrued payables.

During the three months ended March 31, 2021, operating activities used $35.3 million of cash, resulting from our net loss of $39.5 million, along with net cash provided by changes in our operating assets and liabilities of $0.4 million, and net non-cash charges of $3.8 million. Net cash provided by changes in our operating assets and liabilities were insignificant individually and in the aggregate. Non-cash charges consisted primarily of $0.9 million in depreciation and amortization, $0.9 million in stock-based compensation, and $1.9 million in fair market revaluation of our convertible debt.

Investing Activities

During the three months ended March 31, 2022, investing activities used $0.4 million of cash, resulting from the purchases of property and equipment.

During the three months ended March 31, 2021, investing activities provided $0.5 million of cash, resulting from the purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2022, financing activities used $0.4 million of cash, primarily due to tax related withholding of common stock.

During the three months ended March 31, 2021, financing activities provided $14.9 million of cash, resulting primarily from proceeds from the issuance of redeemable convertible preferred stock of $15.0 million offset by insignificant other financing activities.

Material Cash Requirements

Our material cash requirements, include amounts due under our contractual and other obligations, including under operating leases for monthly base rent under our lease agreement for office space for our headquarters in Palo Alto, California which began in September 2019 for a term of 90 months, and for office space throughout the United States, as well as in Canada and the United Kingdom. On an ongoing basis, we also enter into vehicle lease agreements under Fleet Lease Agreements in the United States and the United Kingdom, with each vehicle lease having a typical term of 36 months. Please refer to Note 17—Commitments and Contingencies of the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021 for more information on these operating leases and the amounts due thereunder.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. These estimates, assumptions, and judgments are necessary because future events and their effects on our consolidated financial statements cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could materially differ from those estimates. We believe that the accounting estimates discussed below relate to the more significant areas involving management’s judgments and estimates:

•
Revenue Recognition; and
•
Stock-based Compensation.

Revenue Recognition - The Company generates revenue through visit fees whereby its Experts provide delivery, set-up, and technological expertise services at the request of its Customers. Its Customers are primarily large telecommunication and technology companies that sell technology products and services and require a Mobile Store experience for their customers, who are referred to herein as “Consumers.” Revenue is recognized upon transfer of control of promised services to Customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those promised services.

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

From time to time, the Company’s Experts sell a Consumer incremental services on behalf of the Customer during a visit. Certain of the Company’s contracts contain provisions that allow for a chargeback by the Customer of the Company’s fee for selling the incremental service, if the Consumer cancels such services within a specified period from the visit. Chargebacks are recognized as a reduction of revenue, in the period such visit occurs, using an estimate derived from historical information regarding Consumer cancelations of specific services as well as real-time information provided by the Customer. The estimation of chargebacks for each performance obligation requires us to make subjective judgments and is subject to uncertainty. As of March 31, 2022 and December 31, 2021, the Company recorded $10.3 million and $8.6 million, respectively, in chargebacks.

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

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation and foreign currency, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates.

Based upon our interest rates as of March 31, 2022, and December 31, 2021, a one percent (1%) increase subject to the floor in interest rates in our variable rate indebtedness would result in approximately $0.1 million in additional annual interest expense for both periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022 because of the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed, in connection with the preparation of our previously issued financial statements, material weaknesses in our internal control over financial reporting were identified and continue to exist as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are as follows:

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the previously identified material weaknesses. We have taken, and will continue to take, the following actions towards remediation of the material weaknesses.

•
We have hired, and will continue to hire, personnel with appropriate level of knowledge, training, and experience in accounting and finance to improve our financial accounting and reporting departments and our internal control over financial reporting. We have provided financial reporting and internal control training to enhance employees’ competence and experience required to fulfill their roles and responsibilities.
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
•
We made progress in designing controls specifically for IT general controls including controls over the users' authorization, provisioning and monitoring of user access rights and privileges, change management processes and procedures, batch job and data backup authorization and monitoring, and program development approval and testing.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We have in the past and may in the future be subject to legal proceedings, claims and regulatory actions in the ordinary course of business. We do not anticipate that the ultimate liability, if any, arising out of any such matter will have a material effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

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

Risks Related to Our Business and Operations

We may not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern without additional capital raising activities. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2021, describing the existence of substantial doubt about our ability to continue as a going concern. We will need additional sources of liquidity and capital raising activities to continue to operate in the short term and to fund our operations, realize our business objectives and to continue as a going concern. Any failure or delay to secure such liquidity could force us to delay, limit or terminate our operations, make reductions in our workforce, liquidate all or a portion of our assets and/or seek protection (“Bankruptcy Protection”) under Chapters 7 or 11 of the United States Bankruptcy Code.

On May 11, 2022 the Company secured interim financing of $10.0 million from Ron Johnson, the chair of its board of directors and Chief Executive Officer, to help fund its operations as it pursues strategic alternatives, which has a scheduled maturity date of November 11, 2022 and will be repayable upon written demand of the holder at any time on or after such date. The Note was approved by the Audit Committee of the Company’s board of directors pursuant to the Company’s Related Party Transaction Policy. Additionally, in May 2022, the Company received a prepayment for future services reasonably expected to be rendered over the course of May 2022, which is subject to adjustment for certain chargebacks and other adjustments. The Company is also seeking to obtain additional prepayments. There is no guarantee that we will be successful in our further negotiations or that any prepayments received will be adequate to support our current operations or provide sufficient cash flow to meet our obligations in the near term. We expect any such prepayments would negatively impact our cash flows in future periods for which our services have been prepaid.

The Company’s estimated cash and cash equivalents, which includes the $10 million of related party financing and $6.1 million of customer prepayments against second quarter sales, was $36.1 million as of May 12, 2022. The Company is in discussions with multiple financing sources to attempt to secure additional interim financing by early June 2022, which is needed to continue operations and fund other liquidity needs. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond early June 2022. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

There can be no assurance that our review of strategic alternatives will result in a transaction satisfactory to holders of our common stock or any change at all.

On May 16, 2022, we announced that our board of directors had initiated a review of strategic alternatives, including a potential sale, merger or other strategic transaction, and of the Company's financing strategy. We are in the early stages of our strategic review and we have not set a timetable for the completion of the review process. We cannot be certain of the timing of any transaction or strategic change or that we will be able to effect one at all. Even if a strategic transaction is consummated, it may not return any value to holders of our common stock. Regardless of whether we execute a strategic solution, the adverse pressures the Company has experienced may continue or intensify, and we will continue to face all of the risks identified in this section entitled “Risk Factors,” including the risk that we may not be able to continue as a going concern. See “–We will not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment.”

The pursuit of the additional capital and strategic alternatives will consume a substantial portion of the time and attention of our management and require additional capital resources and may be disruptive to our business, which could have a material adverse effect on our business, financial condition and results of operations.

We are not able to predict with certainty the amount of time and resources necessary to successfully identify, pursue and execute any strategic alternative or to obtain additional financing. The diversion of management’s attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations. The additional expense we accrue in connection with our review of strategic alternatives and pursuit of additional capital may materially adversely impact our financial condition and partially offset the value of any strategic plan we execute or additional financing we obtain. In addition, doubts about our ability to continue as a going concern could impact our relationships with our Consumers, Business Partners, prospects and other third parties and our ability to obtain, maintain or renew contracts with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any loss of key personnel, employee attrition or material erosion of employee morale arising out of doubts about our ability to operate as a going concern could have a material adverse effect on our ability to effectively conduct our business, and could impair our ability to execute our strategy and implement our business objectives, thereby having a material adverse effect on our business, financial condition and results of operations.

In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings.

In the event we file for relief under the United States Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our Consumers, Business Partners, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the United States Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to force us to into Chapter 7 proceedings rather than Chapter 11 proceedings and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for the Company. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek Bankruptcy Protection we will emerge from Bankruptcy Protection as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary for us to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.

Our ability to raise capital in the future may be limited, and may lead to potential dilution to our stockholders .

In addition to our near term liquidity needs, we will be required to raise capital through public or private financings or other arrangements as we will need additional sources of liquidity to enable us to continue as a going concern in the future. See “–We may not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment.” Such financings or arrangements may not be available on acceptable terms, or at all, and our failure to raise capital when needed or desired could harm our business. Our ability to raise additional capital, if and when required, will depend on, among other factors, investor demand, our operating performance, our credit rating, and the condition of the capital markets. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, holders of our common stock, including holders of any common stock issued upon conversion of our convertible notes, may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to continue as a going concern.

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve profitability in the future.

We have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to achieve profitability in the future. During the three months ended March 31, 2022, the Company incurred net loss of $55.2 million and had cash outflows from operations of $47.8 million. During the years ended December 31, 2021 and 2020 the Company incurred net losses of $220.6 million and $157.8 million, respectively and cash outflows from operations of $174.6 million and $95.3 million, respectively. As of March 31, 2022, December 31, 2021 and 2020, the Company had accumulated deficits of approximately $697.8 million, $642.5 million and $421.9 million, respectively. We expect our costs will increase over time and our losses to continue as we work to fund our operations and as we progress through our review of strategic alternatives. We have expended, and expect to continue to expend, substantial financial and other resources on developing our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash . If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

Additionally, the stock-based compensation expense related to our RSUs and other outstanding equity awards increased our expenses, in particular, in the quarter in which the Merger was completed and will increase our expenses in future periods. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.

If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve profitability. In addition, as described above under “We will not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment,” our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern.

We may be required in the future to incur significant write-downs in connection with impairment charges related to our long-lived assets, which could adversely affect our results of operations.

We assess long-lived assets for impairment in accordance with the ASC 360, Property, Plant and Equipment. Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There has been a decline in our market capitalization, based on our publicly quoted share price. Further, on May 16, 2022, the Company announced that its board of directors had initiated a review of strategic alternatives, including a potential sale, merger or other strategic transaction. These events and other changes in circumstances could indicate that the carrying amount of our long-lived asset groups may not be recoverable and therefore require further testing to determine whether there is a potential impairment in subsequent reporting periods. As such, depending on our future business performance and other events ,including the COVID-19 pandemic and the results of our review of strategic alternatives, we may be required to incur charges to recognize the impairment of our long-lived assets, which could adversely affect our results of operations.

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

•
obtain adequate capital funding so that we may be able to continue as a going concern;

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

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.

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

A critical component of our future growth is our ability to promote and sustain our brand and commercial relationships, which we believe can be achieved by providing a high-quality Consumer experience. An important element of our brand promotion strategy is establishing a relationship of trust with our Business Partners and Consumers. In order to provide a high-quality Customer and Consumer experience, we have invested substantial amounts of resources in the development and functionality of our website, technology infrastructure, customer service operations, and personnel development. Our ability to provide a high-quality experience for Consumers and Customers is also highly dependent on external factors over which we may have little or no control, including, without limitation, suppliers and third-party carriers. If Consumers are dissatisfied with the quality of the products they have been sold or the service they receive and their overall experience, or if we or our Business Partners cannot deliver products to Consumers in a timely manner or at all, our Business Partners and Consumers may stop using our services.

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
Our reputation could be damaged if we or our Business Partners do not (or are perceived not to) act responsibly regarding social, environmental and sustainability standards or, if we fail to appropriately respond to concerns raised by Consumers, investors and other interested persons, which could have an adverse effect on our business, financial condition and results of operations. For instance, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would significantly increase our costs. We currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors from declining to invest in our common stock.

In addition, doubts about our ability to continue as a going concern could impact our relationships with our Consumers, Business Partners, prospects and other third parties and our ability to obtain, maintain or renew contracts with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations.

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

As previously disclosed, in connection with the preparation of our previously issued financial statements, material weaknesses in our internal control over financial reporting were identified that continue to exist as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are as follows:

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

•
We have hired, and will continue to hire, personnel with appropriate level of knowledge, training, and experience in accounting and finance to improve our financial accounting and reporting departments and our internal control over financial reporting. We have provided financial reporting and internal control training to enhance employees’ competence and experience required to fulfill their roles and responsibilities.

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

•
We made progress in designing controls specifically for IT general controls, including controls over the provisioning and monitoring of user access rights and privileges, change management processes and procedures, batch job and data backup authorization and monitoring, and program development approval and testing.

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

We depend on our highly skilled employees to operate our business, and if we are unable to hire, retain, manage, compensate appropriately, train and motivate our employees, or if our new employees do not perform as we anticipate, we may not be able to grow effectively and our business, financial condition and results of operations could be adversely affected.

Our business depends in part on the continued service of our founders, senior management team, key technical employees, and other highly skilled employees, including Ron Johnson, our co-founder and Chief Executive Officer, and on our ability to continue to identify, hire, develop, motivate, compensate appropriately, train and retain talented employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, all of our U.S.-based employees, including our senior management team and Mr. Johnson, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our senior management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute its plans and strategies, our business, financial condition, and results of operations could be adversely affected.

We face intense competition for highly skilled employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our common stock is likely to be volatile and could be subject to fluctuations in response to various factors and may not appreciate. If the perceived value of our equity awards declines for this or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations. Furthermore, any loss of key personnel, significant employee attrition or material erosion of employee morale arising out of doubts about our ability to operate as a going concern could have a material adverse effect on our ability to effectively conduct our business, and could impair our ability to execute our strategy and implement our business objectives, thereby having a material adverse effect on our business, financial condition and results of operations.

Changes in the availability of and the cost of labor could adversely affect our business.

Our business could be adversely impacted by increases in labor costs, both domestically and internationally, including increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets and increased wages, benefits and costs related to the COVID-19 pandemic. Due to changes in our business and other macroeconomic factors, it can be difficult to locate and hire sufficient numbers of employees, to maintain an effective system of internal controls and to train employees worldwide to deliver a consistently high-quality product and Consumer experience, which could materially harm our business and results of operations. Additionally, while our employees are not unionized, if they were to become unionized, our labor costs could increase and our business could be negatively affected by other requirements and expectations that could increase our costs, change our employee culture, decrease our operational flexibility and disrupt our business, which could adversely affect our operating efficiency. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived and have adverse effects on our business, including on our financial results.

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

Our business depends in part on our ability to continue to innovate and further develop our services. To remain competitive, we must continuously enhance and improve our services. If we fail to expand the suite of services that we offer, or if we fail to continuously enhance and improve our existing services to keep up with product life cycles or consumer upgrade behavior, our ability to retain and acquire Consumers and Business Partners could be adversely affected. Our business could depend on our ability to expand our product mix and respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

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

We are involved in various strategic relationships, including with Apple, AT&T, BT Group, including EE, and Rogers Communications, which we expect will benefit our business and help us to achieve growth in the U.S., the U.K. and Canada, respectively. As of March 31, 2022, our top two Business Partners in the U.S. and the U.K. accounted for 62% and 15% of our revenue, respectively . We expect the percentage of these two Business Partners as a portion of our revenue to decline over time as our partner relationships expand. A loss of or reduction in business from, or consolidation of, these or any other major Business Partners could have an adverse effect on our business, financial condition, financial performance and prospects.

We also may pursue and enter into additional strategic relationships in the future. Such relationships involve risks, including but not limited to: maintaining good working relationships with the other party; any economic or business interests of the other party that are inconsistent with ours; the other party’s failure to fund its share of capital for operations or to fulfill its other commitments, including providing accurate and timely accounting and financial information to us, which could negatively impact our operating results; loss of key personnel; actions taken by our commercial relationships that may not be compliant with applicable rules, regulations and laws; reputational concerns regarding our Business Partners or our leadership; bankruptcy, requiring us to assume all risks and capital requirements related to the relationship, and the related bankruptcy proceedings potentially having an adverse impact on the relationship; and any actions arising out of the relationship that may result in reputational harm or legal exposure to us. Further, these relationships may not deliver the benefits that were originally anticipated. In addition, doubts about our ability to continue as a going concern could impact our relationships with our Business Partners and our ability to obtain, maintain or renew contracts with them, or negatively impact our negotiating leverage with our Business Partners. Any of these factors may have an adverse effect on our business, results of operations, financial condition and prospects.

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

In addition, doubts about our ability to continue as a going concern could impact our relationships with our Consumers, Business Partners, prospects and other third parties and our ability to obtain, maintain or renew contracts with them, or negatively impact our negotiating leverage with such parties. For all of these reasons, we may not be able to compete successfully. If we lose existing Business Partners, Consumers, or Experts that utilize or provide our services, fail to attract new Business Partners, Consumers, or Experts, or are forced to make pricing concessions, our business, financial condition, and results of operations would be adversely affected.

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

There can be no assurance that we will be able to establish new or otherwise extend current commercial relationships on acceptable commercial terms. Our ability to develop and maintain relationships with our Business Partners and offer their high quality merchandise to Consumers is critical to our business. If we are unable to develop and maintain relationships with Business Partners that would allow us to offer a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy Consumers’ needs, would be adversely affected.

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

As of March 31, 2022, we had 2,685 full-time employees, of which 2,219 are located in the North America segment and 466 are located in the Europe segment.

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

We may in the future be named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business based on alleged acts of misconduct by team members, including Experts on in-home visits as well as motor vehicle accidents involving our Experts. These actions may seek, among other things, compensation for alleged personal injury, sexual harassment, workplace misconduct, wage and hour claims and other employment-related damages, negligence or gross negligence, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief. The outcome of any allegations, lawsuits, claims or legal proceedings is inherently uncertain and could result in significant costs, damage to our brands or reputation and diversion of management’s attention from our business. Our insurance may not cover, or may be insufficient to cover, any legal liability or fines that we incur for health, safety or security incidents

If our insurance coverage is insufficient or our insurers are unable to meet their obligations, our insurance may not mitigate the risks facing our business.

Our insurance policies cover a number of risks and potential liabilities, such as general liability, property coverage, tech errors and omissions liability, employment liability, business interruptions, crime, auto and directors’ and officers’ liability. For certain types of business risk, we may not be able to, or may choose not to, acquire insurance or insurance may not be available to us on economically reasonable terms. In addition, the scope of coverage offered to us by insurers may be limited and may not include some of our risks or liabilities. In addition, our insurance may not adequately mitigate the risks we face, or we may have to pay high premiums and/or deductibles for the coverage we do obtain. Additionally, if any of our insurers becomes insolvent, such insurers would be unable to pay any claims that we make.

Our recent growth rates may not be sustainable or indicative of our future growth and there is a risk that we will not be able to continue operating as a going concern.

Our historical growth rates may not be sustainable or indicative of future growth. We believe that our continued revenue growth will depend upon, among other factors, our ability to:

•
obtain adequate capital funding so that we may be able to continue as a going concern;

•
source inventory in order to meet Consumer demand;
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

We cannot assure you we will be able to achieve any of the foregoing. Our Consumer base may not continue to grow or may decline as a result of increased competition and the maturation of our business. Failure to continue our revenue growth rates could have an adverse effect on our financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance. In addition, there is no assurance that we will be able to continue to operate as a going concern. See “–We will not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment.”

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

•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC, including concerns about our ability to continue as a going concern or potential Bankruptcy Protection;

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

Pursuant to the Amended and Restated Registration Rights Agreement, dated October 15, 2021, by and among Enjoy, Marquee Raine Acquisition Sponsor LP, the independent directors of MRAC, certain shareholders of Legacy Enjoy and certain of their respective affiliates and our bylaws, the Sponsor and certain of our stockholders are contractually restricted from selling or transferring any of its shares of common stock (the “Lock-up Shares”) (not including the shares of our common stock issued in that certain private placement in the aggregate amount of $80 million, consummated substantially concurrently with the closing of the Merger on October 15, 2021 (the

“Closing”), pursuant to those certain subscription agreements with MRAC, and subject to the conditions set forth therein, pursuant to which the subscribers purchased 8 million shares of common stock at a purchase price of $10.00 per share. Such restrictions began at the Closing and end (i) for certain holders of our common stock, the date that is 180 days after the Closing, except with respect to the shares of our common stock issued to certain holders of our convertible notes to which such restrictions have lapsed following the effectiveness of our resale Form S-1 registration statement, (ii) for holders of private placement warrants, the date that is 30 days after Closing and (iii) for the sponsor shares, the date on which the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days from Closing.

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

As a public company, we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to attest on the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we encounter difficulties in the timely and accurate reporting of our financial results, our investors could lose confidence in our reported financial information, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources. In addition, as noted under “Part I, Item 4. Controls and Procedures” included in this Quarterly Report on Form 10-Q, we have identified material weaknesses in our internal control over financial reporting, which may have a material and adverse effect on our business, operating results, financial condition and prospects.

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

As of May 13, 2022, the closing price for our common stock is below $1.00. If the closing price of our common stock falls below $1.00 per share for 30 consecutive business days, we will not be in compliance with Nasdaq Listing Rule 5450(a)(1). If we fail to satisfy the continued listing requirements of Nasdaq such as the minimum share price requirement under Nasdaq Listing Rule 5450(a)(1) or the corporate governance requirements, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

A significant portion of our total outstanding shares of common stock may be sold into the market in the near future. This could cause the market price of common stock to drop significantly, even if our business is doing well.

Shares of our common stock, including those that were previously restricted from resale, may be sold into the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of common stock. We are unable to predict the effect that sales may have on the prevailing market price of common stock and public warrants.

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

Our warrants are issued in registered form under the Warrant Agreement between the warrant agent and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. For further information regarding our warrants, please see “Note 9, Stock Warrants, of the notes to the condensed consolidated financial statements included in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

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

Our results of operations have historically varied from period to period, and we expect that our results of operations will continue to vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

•
our ability to attract and retain Business Partners and Consumers that utilize our services in a cost-effective manner;
•
our ability to obtain additional financing or capital in amounts sufficient, or on favorable terms, to fund our operations and continue as a going concern and avoid Bankruptcy Protection;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Company.	8-K	001-39800	3.1	October 22, 2021
3.2	Bylaws of the Company.	8-K	001-39800	3.2	October 22, 2021
10.1**	Secured Promissory Note, dated as of May 11, 2022, by and among Enjoy Technology, Inc. and Ron Johnson.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, ae amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENJOY TECHNOLOGY, INC.

Date: May 16, 2022	By:	/s/ Ron Johnson
	Name:	Ron Johnson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Calvin R. Hoagland
	Name:	Calvin R. Hoagland
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)