Form 10-Q
period 2022-06-30
Legacy EJY, Inc.
filed 2022-10-14
CIK 1830180

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-39800

Legacy EJY, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1566891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 Hillview Avenue Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)

(888) 463-6569

(Registrant’s telephone number, including area code)

Enjoy Technology, Inc.

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	ENJYQ	*
Warrants to purchase common stock	ENJYWQ	*

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of registrant's common stock outstanding as of October 13, 2022 was 121,803,181.

*	The registrant’s common stock and warrants began trading exclusively on the OTC Pink Marketplace on July 11, 2022 under the symbols “ENJYQ” and “ENJWQ”, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Legacy EJY, Inc. (formerly Enjoy Technology, Inc.) (the “Company,” “we,” “us,” and “our”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our current financial position and the effects of the filing by the Company and certain of its wholly owned subsidiaries of voluntary petitions under Chapter 11 of the United States Bankruptcy Code, including our ability to successfully confirm and consummate a plan of reorganization or liquidation (the "Plan"). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.

These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including without limitation, statements related to:

•
the bankruptcy process, including our ability to obtain court approval with respect to motions or other requests made to the court throughout the course of the Chapter 11 process;
•
our ability to negotiate, develop, confirm and consummate a Plan;
•
the effects of the Chapter 11 process, including increased legal and other professional costs necessary to execute our Plan;
•
our liquidity (including the availability of operating capital during the pendency of the Chapter 11 process);
•
the effects of the Chapter 11 process on the interests of various constituents;
•
the length of time that we will operate under Chapter 11 protection;
•
risks associated with third-party motions in the Chapter 11 process;
•
court rulings in the Chapter 11 process and the outcome of the Chapter 11 process in general;
•
the impact of our delisting from the Nasdaq Stock Market LLC (“Nasdaq”) on our stockholders, including the impact on the trading price and volatility of our common stock and warrants;
•
the value of our common stock due to the Chapter 11 process;
•
our ability to develop and maintain an effective system of internal control over financial reporting;
•
our ability to retain key employees to facilitate the Chapter 11 processes; and
•
other risk factors described under Part II, Item 1A of this Quarterly Report.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

Many of the risks and factors that will determine these results and stockholder value are beyond our ability to control or predict. All such forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Cautionary Statement Regarding Forward-Looking Statements.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Investing in our common stock involves numerous risks, including the risks described in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, among others, which may have a negative effect on our financial condition or operating results, which could cause a material decline in the price of shares of our common stock or warrants and result in a loss of all or a portion of your investment:

•
We will not continue as a going concern and holders of our common stock could suffer a total loss of their investment.
•
We are subject to the risks and uncertainties associated with the Chapter 11 Cases (as defined herein).
•
Delays in the Chapter 11 Cases may increase the risks of our being unable to consummate a Plan and increase our costs associated with the Chapter 11 Cases.
•
We identified material weaknesses in our internal control over financial reporting.
•
If we are not able to obtain confirmation of a Chapter 11 plan, or if current liquidity is insufficient, we could be required to liquidate under Chapter 7 of the Bankruptcy Code (as defined herein).
•
The loss of key personnel could adversely affect the success of the Chapter 11 Cases.
•
Our common stock and warrants have been delisted from Nasdaq and experience the risks of trading in an over-the-counter market.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LEGACY EJY, INC. (FORMERLY ENJOY TECHNOLOGY, INC.)

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$956	$84,845
Restricted cash	2,530	1,710
Accounts receivable, net	1,153	7,476
Prepaid expenses and other current assets	7,670	3,327
Current assets of discontinued operations	—	4,324
Total current assets	12,309	101,682
Property and equipment, net	9,687	11,267
Operating lease right-of-use assets	27,157	—
Intangible assets, net	817	867
Other assets	4,749	4,928
Noncurrent assets of discontinued operations	—	6,381
Total assets	$54,719	$125,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,240	$5,063
Accrued expenses and other current liabilities	12,276	16,499
Bridge Loan	2,500	—
Operating lease liabilities, current	1,255	—
Current liabilities of discontinued operations	—	4,650
Total current liabilities	17,271	26,212
Operating lease liabilities, non-current	3,718	—
Derivative warrant liabilities	157	6,577
Liabilities subject to compromise	68,848	—
Total liabilities	89,994	32,789
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 121,803,181 and 119,624,679 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	742,675	734,142
Accumulated other comprehensive income	3,078	724
Accumulated deficit	(781,040)	(642,542)
Total stockholders’ equity	(35,275)	92,336
Total liabilities and stockholders’ equity	$54,719	$125,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEGACY EJY, INC. (FORMERLY ENJOY TECHNOLOGY, INC.)

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$18,960	$17,161	$39,723	$32,677
Operating expenses:
Cost of revenue	26,449	19,687	56,255	38,325
Operations and technology	22,555	17,499	45,359	33,071
General and administrative	18,497	9,071	36,522	20,193
Impairment charges	7,827	—	7,827	—
Related party expense	5,941	—	5,941	—
Restructuring expenses	10,842	—	10,842	—
Total operating expenses	92,111	46,257	162,746	91,589
Loss from operations	(73,151)	(29,096)	(123,023)	(58,912)
Loss on convertible loans	—	(17,361)	—	(19,226)
Interest expense	(193)	(1,398)	(217)	(2,792)
Interest income	25	2	27	4
Other income, net	4,173	175	6,796	97
Loss before provision for income taxes	(69,146)	(47,678)	(116,417)	(80,829)
Provision for income taxes	(1)	39	16	157
Net loss from continuing operations	$(69,145)	$(47,717)	$(116,433)	$(80,986)
Net loss from discontinued operations	$(14,108)	$(8,242)	$(22,065)	$(14,439)
Net loss	$(83,253)	$(55,959)	$(138,498)	$(95,425)
Other comprehensive loss, net of tax
Cumulative translation adjustment	(708)	(100)	(910)	(104)
Total comprehensive loss	$(83,961)	$(56,059)	$(139,408)	$(95,529)
Net loss per share continuing operations, basic and diluted	$(0.57)	$(2.16)	$(0.97)	$(3.69)
Net loss per share discontinued operations, basic and diluted	$(0.12)	$(0.37)	$(0.18)	$(0.66)
Weighted average shares used in computing net loss per share, basic and diluted	120,719,489	22,079,802	120,260,245	21,919,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEGACY EJY, INC. (FORMERLY ENJOY TECHNOLOGY, INC.)

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares (1)	Amount	Shares (1)	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2022	—	$—	120,111,678	$12	$738,908	$522	$(697,787)	$41,655
Issuance of common stock under stock plan, net of shares withheld for employee taxes	—	—	1,691,503	—	108	—	—	108
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,158	—	—	5,158
Withholding taxes from stock plan	—	—	—	—	(57)			(57)
Foreign currency translation adjustments	—	—	—	—	—	(708)	—	(708)
Deconsolidation of Enjoy UK					(1,442)	3,264	—	1,822
Net loss	—	—	—	—	—	—	(83,253)	(83,253)
Balances at June 30, 2022	—	—	121,803,181	$12	$742,675	$3,078	$(781,040)	$(35,275)

Balances at December 31, 2021	—	$—	119,624,679	$12	$734,142	$724	$(642,542)	$92,336
Issuance of common stock under stock plan, net of shares withheld for employee taxes	—	—	2,136,089	—	226	—	—	226
Issuance of common stock upon exercise of warrants	—	—	42,413	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,279	—	—	10,279
Withholding taxes from stock plan	—	—	—	—	(530)			(530)
Foreign currency translation adjustments	—	—	—	—	—	(910)	—	(910)
Deconsolidation of Enjoy UK					(1,442)	3,264	—	1,822
Net loss	—	—	—	—	—	—	(138,498)	(138,498)
Balances at June 30, 2022	—	—	121,803,181	$12	$742,675	$3,078	$(781,040)	$(35,275)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares (1)	Amount	Shares (1)	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at March 31, 2021	52,880,354	$368,692	21,807,808	$1	$44,684	$880	$(461,399)	$(415,834)
Issuance of Series C redeemable convertible preferred stock (net of issuance costs)	—	—
Issuance of common stock under stock plan	—	—	667,739	—	1,082	—	—	1,082
Debt extinguishment of convertible loan	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,032	—	—	1,032
Foreign currency translation adjustments	—	—	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	—	—	(55,959)	(55,959)
Balances at June 30, 2021	52,880,354	368,692	22,475,547	$1	$46,798	$780	$(517,358)	$(469,779)
							$-
Balances at December 31, 2020	51,518,255	$353,692	21,416,436	$1	$6,601	$884	$(421,933)	$(414,447)
Issuance of Series C redeemable convertible preferred stock (net of issuance costs)	1,362,099	15,000
Issuance of common stock under stock plan	—	—	1,059,111	—	1,505	—	—	1,505
Debt extinguishment of convertible loan	—	—	—	—	36,782	—	—	36,782
Stock-based compensation	—	—	—	—	1,910	—	—	1,910
Foreign currency translation adjustments	—	—	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	—	—	(95,425)	(95,425)
Balances at June 30, 2021	52,880,354	368,692	22,475,547	$1	$46,798	$780	$(517,358)	$(469,779)

(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.34456 established in the Merger as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEGACY EJY, INC. (FORMERLY ENJOY TECHNOLOGY, INC.)

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(138,498)	$(95,425)
Net loss from discontinued operations	(22,065)	(14,439)
Net loss from continuing operations	(116,433)	(80,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,742	1,161
Stock-based compensation	9,635	1,910
Loss on asset disposal	13	—
Accretion of debt discount	—	639
Non-cash operating lease expense	6,779	—
Revaluation of warrants	(6,420)	(230)
Foreign currency transaction (gain) loss	(380)	299
Unrealized loss on long-term convertible loan	—	19,226
Impairment charges	7,827	—
Non-cash related party expense	5,941	—
Changes in operating assets and liabilities:
Accounts receivable	5,420	1,422
Prepaid expenses and other current assets	(4,589)	(581)
Other assets	(657)	(1,249)
Operating lease liabilities	(6,678)	—
Contract liability	13,359	—
Accounts payable	3,098	875
Accrued expenses and other current liabilities	1,852	(264)
Net cash used in operating activities - continuing operations	(79,491)	(57,778)
Net cash used in operating activities - discontinued operations	(12,197)	(14,066)
Net cash used in operating activities	(91,688)	(71,844)
Cash flows from investing activities:
Purchases of property and equipment	(1,722)	(1,389)
Net cash used in investing activities - continuing operations	(1,722)	(1,389)
Net cash used in investing activities - discontinued operations*	(2,655)	—
Net cash used in investing activities	(4,377)	(1,389)
Cash flows from financing activities:
Proceeds from convertible loan	—	60,200
Proceeds from issuance of redeemable convertible preferred stock	—	15,000
Proceeds from exercises of stock options	226	1,505
Proceeds from related party unsecured promissory note	10,000	—
Proceeds from Bridge Loan	2,500	—
Payment of deferred financing costs	—	(2,947)
Tax-related withholding of common stock	(530)	—
Net cash provided by financing activities - continuing operations	12,196	73,758
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	12,196	73,758
Effect of exchange rate on cash, cash equivalents and restricted cash	(191)	(320)
Net decrease in cash, cash equivalents and restricted cash	(84,060)	205
Cash, cash equivalents and restricted cash, beginning of period**	87,546	63,946
Cash, cash equivalents and restricted cash, end of period	$3,486	$64,151
Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$2,153
Supplemental disclosure of non-cash operating and financing activities:
Property and equipment, net included in accounts payable	$—	$483
Operating lease ROU assets obtained in exchange for lease obligations	$3,730	$—
Non-cash interest	$207	$664
Gain on extinguishment of convertible loan	$—	$36,782
Deferred transaction costs included in accounts payable	$—	$580
Deferred transaction costs included in accrued expenses and other current liabilities	$—	$2,913

* Represents deconsolidation of Enjoy UK cash and cash equivalents.

** Includes cash of discontinued operations of $1.0 million and $2.3 million as of December 31, 2021 and 2020, respectively. There was no cash of discontinued operations as of June 30, 2022, as a result of the deconsolidation of Enjoy UK. The net decrease in cash, cash equivalents and restricted cash for discontinued operations does not reflect cash transfers from the parent to Enjoy UK to fund operations during the period in which Enjoy UK was a consolidated subsidiary.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEGACY EJY, INC. (FORMERLY ENJOY TECHNOLOGY, INC.)

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts or as otherwise indicated)

(Unaudited)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Legacy EJY, Inc. (formerly Enjoy Technology, Inc.) (the “Company”) was incorporated in the state of Delaware in May 2014, and was headquartered in Palo Alto, California as of June 30, 2022. As of June 30, 2022, the Company operated mobile stores providing in home delivery, set up and a full shopping experience for technology and telecom companies in the United States of America, United Kingdom, and Canada.

On August 31, 2022, the Company filed an amendment to its Certificate of Incorporation with the Secretary of the State of Delaware in order to change its name from “Enjoy Technology, Inc.” to “Legacy EJY, Inc.”

Holding Company Reorganization – In January 2021, Enjoy Technology, Inc. filed documents with the Delaware Secretary of State to effect a holding company reorganization (the “Holding Company Reorganization”), which resulted in a newly formed Delaware corporation, Enjoy Technology Holding Company (“Enjoy Holdings”), owning all the capital stock of Enjoy Technology, Inc. Enjoy Holdings was initially a direct, wholly owned subsidiary of Enjoy Technology, Inc. Pursuant to the Holding Company Reorganization, the newly formed entity (“Merger Sub”), a direct, wholly owned subsidiary of Enjoy Holdings and an indirect, wholly owned subsidiary of Enjoy Technology, Inc., merged with and into Enjoy Technology, Inc., with Enjoy Technology, Inc., surviving as a direct, wholly owned subsidiary of Enjoy Holdings. Each share of each class of Enjoy Technology, Inc., stock issued and outstanding immediately prior to the Holding Company Reorganization was automatically converted into an equivalent corresponding share of Enjoy Holdings stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Enjoy Technology, Inc., stock being converted. Accordingly, upon consummation of the Holding Company Reorganization, Enjoy Technology, Inc.’s current stockholders became stockholders of Enjoy Holdings. The stockholders of Enjoy Technology, Inc., did not recognize any gain or loss for U.S. federal income tax purposes upon the conversion of their shares in the Enjoy Holdings. Finally, Enjoy Technology, Inc. changed its name to Enjoy Technology LLC while Enjoy Holdings changed its name to Enjoy Technology, Inc. References to “Legacy Enjoy” refer to Enjoy Technology, Inc. prior to the completion of the Merger (as defined below).

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

See Note 4, “Reverse Recapitalization” for further details of the Merger.

Wind Down of United Kingdom and Canadian Operations and Restructuring – On June 29, 2022, Enjoy (UK) Limited (“Enjoy UK”), a wholly-owned subsidiary of the Company, commenced a reduction in force with respect to its U.K.-based employees. Similarly on June 30, 2022, Enjoy Technology Canada Ltd. ("Enjoy Canada"), a wholly-owned subsidiary of the Company, commenced a reduction in force with respect to its Canadian-based employees. Enjoy UK and Enjoy Canada filed for bankruptcy proceedings in their respective jurisdictions, on June 30, 2022 and on July 8, 2022, respectively.

Voluntary Petition – On June 30, 2022, (the “Petition Date") the Company and certain of its wholly owned subsidiaries, Legacy EJY Subsidiary LLC (f/k/a Enjoy Technology LLC) and Legacy EJY Operating Corp. (f/k/a Enjoy Technology Operating Corp.) (collectively, the "Debtors") filed voluntary petitions (the "Filings") under Chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for

the District of Delaware (such court, the “Bankruptcy Court” and such cases, the “Chapter 11 Cases”). On July 1, 2022, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Enjoy Technology, Inc., et al., Case No. 22-10580 (JKS). On July 20, 2022, the Company received approval of its customary motions filed on the Petition Date seeking court authorization to continue business operations during the Chapter 11 proceedings, including among others, the continued payment of employee wages and benefits. As part of the Chapter 11 Cases, the Company and its domestic subsidiaries expect to file in the fourth quarter of 2022 their Chapter 11 plan of liquidation. On September 16, 2022, the Bankruptcy Court entered an order (Docket No. 431) authorizing the Debtors to change the case caption to In re Legacy EJY Inc., et al., Case No. 22-10580 (JKS) to reflect, among other things, the corporate name changes.

See Note 3, "Reorganization in Bankruptcy" for further details.

Asset Sale Agreement – On July 25, 2022, the Company and its domestic subsidiaries entered into an Asset Purchase Agreement (the "Purchase Agreement") with Asurion, LLC (“Asurion”) to sell substantially all of their U.S. assets pursuant to a sale conducted under Section 363 of the U.S. Bankruptcy Code. The 363 Sale (as defined below) was conducted under the provisions of Section 363 and was approved by the Bankruptcy Court on August 12, 2022. Pursuant to the Purchase Agreement, on August 31, 2022, the Company and its domestic subsidiaries completed their sale of substantially all of their U.S. assets to Asurion, LLC (the “363 Sale”) for approximately $110.0 million, subject to various deductions including a $23.8 million holdback amount.

See Note 3, "Reorganization in Bankruptcy" for further details.

Delisting and Transfer of Trading – On July 19, 2022, the Nasdaq Stock Market LLC ("Nasdaq") filed a Form 25 with the U.S. Securities and Exchange Commission (the “SEC”) to delist the Company's common stock, $0.0001 par value per share, and the warrants to purchase common stock, of the registrant from Nasdaq. The delisting became effective July 29, 2022. The deregistration of the common stock and warrants under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, after the filing date of the Form 25, at which point the common stock and warrants will be deemed deregistered under Section 12(b) of the Exchange Act. The registrant’s common stock and warrants began trading on the OTC Pink Marketplace on July 11, 2022 under the symbols “ENJYQ” and “ENJWQ”, respectively.

Basis of Presentation – The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC. The condensed consolidated financial statements include the accounts of Legacy EJY, Inc. (formerly Enjoy Technology, Inc.) and its controlled subsidiaries. As permitted for interim reporting, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted, unless otherwise required by U.S. GAAP or SEC rules and regulations. These condensed consolidated financial statements were prepared on the same basis as and should be read in conjunction with the Company’s annual consolidated financial statements as of and for the year ended December 31, 2021 and notes thereto included in the Company's fiscal 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair statement have been included in these condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation except as described in "Deconsolidation of subsidiaries" below. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or future year. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited annual consolidated financial statements but does not include all information required by U.S. GAAP for annual consolidated financial statements.

Going Concern – Management has concluded that it is unable to continue as a going concern. See Note 3, "Reorganization in Bankruptcy," for further information. The condensed consolidated financial statements as of and for the periods ended June 30, 2022, have been prepared assuming the Company would continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of the bankruptcy proceedings. The Company will apply the liquidation basis of accounting from the date that the liquidation becomes imminent, which criteria had not been met as of June 30, 2022.

Accounting During Bankruptcy – The Company has applied Financial Accounting Standards Board (FASB) Accounting Standards Codification ("ASC") Topic 852, Reorganizations ("Topic 852"), in the preparation of these unaudited condensed consolidated financial statements. For periods subsequent to the Filings, Topic 852 requires the financial statements to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Due to the timing of the filing of the Chapter 11 Cases on June 30, 2022, the amount of Reorganization items, net ("Reorganization items") for the three and six months ended June 30, 2022 is immaterial and have not been presented as Reorganization items within the unaudited condensed consolidated statements of operations and comprehensive loss.

In addition, prepetition obligations that may be impacted by the Chapter 11 proceedings have been classified as "Liabilities subject to compromise" on the unaudited condensed consolidated balance sheet as of June 30, 2022.

See Note 3, "Reorganization in Bankruptcy," for further information.

Deconsolidation of subsidiaries – Under FASB ASC Topic 810, Consolidation, ("Topic 810"), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners, for instance, where the subsidiary is in legal reorganization or bankruptcy in another jurisdiction.

On June 30, 2022, Enjoy UK filed a petition for bankruptcy in the UK, whereby the Company's control of this subsidiary was ceded. The Company will not regain control of Enjoy UK and concluded that it was appropriate to deconsolidate the UK subsidiary effective as of June 30, 2022. The deconsolidation resulted in a net pretax gain of $7.9 million, which related to the deconsolidation of $12.4 million of liabilities, offset by $2.7 million in cash and $1.8 million of equity. The net pretax gain on deconsolidation is recognized within discontinued operations (see Note 16). The Company measured its retained noncontrolling investment at a fair value of zero, as it does not expect to realize any future cash flows from its investment.

Upon the deconsolidation, transactions with the UK subsidiary are no longer eliminated in consolidation and are treated as related party transactions. The related party payable to Enjoy UK amounting to $5.9 million is recognized under liabilities subject to compromise (see Note 3) in the condensed consolidated balance sheet as of June 30, 2022 with a corresponding related party expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022.

On July 8, 2022, Enjoy Canada filed a petition for bankruptcy in Canada, whereby the Company's control of this subsidiary was ceded. The Company will not regain control of Enjoy Canada and concluded that it was appropriate to deconsolidate this subsidiary effective July 8, 2022. The estimated pretax gain on deconsolidation amounts to $5.7 million. As the deconsolidation event occurred subsequent to June 30, 2022, Enjoy Canada is still fully consolidated within these condensed consolidated financial statements.

Reclassifications – In addition to the reclassifications related to discontinued operations, to conform to current presentation, the Company reclassified certain costs within each of its operating expense line items in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021. These changes have no impact on the Company’s previously reported consolidated net loss and comprehensive loss, cash flows, or basic and diluted net loss per share amounts for the periods presented.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes to the Company’s significant accounting policies as of and for the six months ended June 30, 2022, as compared to the significant accounting policies described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, are described below.

Restructuring Expenses – Under ASC 420, Exit or Disposal Cost Obligations, the Company accrues liabilities for one-time termination benefits when the plan of termination, including sufficient detail regarding the type and amount of benefits to be received upon involuntary termination, has been communicated to the impacted employee. If the employees are required to render service beyond the minimum retention period until they are terminated in order to receive the benefits, a liability is recognized ratably over the future service period.

Leases – Under ASC 842, Leases, a contract is or contains a lease when, (1) explicitly or implicitly identified assets have been identified in the contract and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company will determine if an arrangement is a lease at inception of the contract. For all leases (finance and operating leases), as of the lease commencement date the Company recognizes a liability on the balance sheet for our obligation related to the lease and a corresponding asset representing our right to use the underlying asset over the period of use. Leases with an initial term of 12 months or less meet the definition of a short-term lease which, as a result of the Company's accounting policy election, are not recorded on the balance sheet; and the lease expense for these leases is recognized on a straight-line basis over the lease term.

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

Recently Adopted Accounting Pronouncements

In February 2016, FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in 'Leases (Topic 840)'. ASU 2016-02 modified lease accounting for lessees by requiring recognition of right-of-use assets and lease liabilities for all leases, other than the leases that meet the definition of short-term leases, at the option of the Company. The new lease accounting standard also requires enhanced disclosure about an entity's leasing arrangements, among other changes.

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

3.
REORGANIZATION IN BANKRUPTCY

Voluntary Petition – On June 30, 2022, the Debtors filed voluntary petitions under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).

On July 11, 2022, the United States Trustee for Region 3 appointed an official committee of unsecured creditors pursuant to section 1102 of the Bankruptcy Code. Generally, statutory committees and their legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Chapter 11 Cases. On July 20, 2022, the Debtors received approval of their customary motions filed on the Petition Date seeking court authorization to continue business operations during the Chapter 11 Cases, including the continued payment of employee wages and benefits.

On July 25, 2022, the Debtors entered into a secured super-priority debtor in possession credit, guaranty and security agreement (the “DIP Credit Agreement”) with Asurion, as lender, pursuant to which the Company borrowed $55.0 million in multiple drawings (the “DIP Loans”) from Asurion on terms and conditions consistent with those set forth in the DIP Credit Agreement. Upon entry by the Bankruptcy Court of the interim order authorizing and approving the DIP Loans on July 1, 2022, the Roll-Up Loans were converted to obligations under the DIP Credit Agreement, and the Company borrowed approximately $20.0 million ($22.5 million less the amount of the Roll-Up Loans) under the DIP Credit Agreement. The Company borrowed the remaining balance of the DIP Loans in the amount of $32.5 million on July 26, 2022, upon entry by the Bankruptcy Court of the final order authorizing and approving the DIP Credit Agreement. The proceeds of the DIP Loans were used by the Company to fund the costs of the administration of the Chapter 11 Cases (including professional fees and expenses and the Section 363 sale processes), for working capital and other general corporate purposes, and to fund interest, fees and other payments related to the DIP Loans and DIP Credit Agreement, in each case subject to the applicable orders of the Bankruptcy Court. The DIP Loans bore interest at a rate of 12% per annum, accruing monthly, and such interest was to be added to the principal amount of the loan and accrue additional interest thereafter and was to be payable in kind. The DIP Loans had a scheduled maturity date of September 30, 2022, and were to be due and payable in full in cash on such date or such earlier date as provided in the DIP Credit Agreement. As described below in “Asset Sale Agreement”, the DIP Loans were paid in full and the DIP Credit Agreement was terminated as part of the 363 Sale (as defined below).

Asset Sale Agreement – On July 25, 2022, the Debtors entered into an Asset Purchase Agreement (the "Purchase Agreement") with Asurion to sell substantially all of their assets in the United States pursuant to a sale conducted under Section 363 of the U.S. Bankruptcy Code. The Purchase Agreement provides for aggregate consideration in the amount of up to $110.0 million subject to various deductions including a $23.8 million holdback amount (the “Holdback”). The Holdback is comprised of deferred revenue, customer chargebacks, post-closing residuals and inventory losses, and such amount earned, if any, will be released to the Company within eight months following closing of the transaction.

Pursuant to the Purchase Agreement, on August 31, 2022, the Debtors completed their sale of substantially all of their assets in the United States to Asurion for approximately $110.0 million, subject to various deductions including a $23.8 million holdback amount. The 363 Sale was conducted under the provisions of Section 363 and was approved by the Bankruptcy Court on August 12, 2022. In connection with the consummation of the 363 Sale, on August 31, 2022, the obligations under the DIP Loans were repaid in full and such credit agreements were terminated.

Liabilities Subject to Compromise – The accompanying unaudited condensed consolidated balance sheet as of June 30, 2022 includes amounts classified as liabilities subject to compromise, which represent liabilities that have been recorded at their estimated allowed claim amount.

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each Debtor, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline, or the bar date, for general claims, which was set by the Bankruptcy Court as September 19, 2022. The governmental bar date has been set as December 27, 2022.

The Debtors are in the process of reviewing, investigating, and reconciling proofs of claims filed against the Debtors with the amounts reflected in their books and records. The Debtors, and/or their successors-in-interest pursuant to a Chapter 11 plan, will continue the claims reconciliation process and object, as necessary, to asserted claims, including on the basis that they have been amended or superseded by subsequently filed proofs of claims, are without merit, have already been paid, are overstated or should be adjusted or expunged for other reasons. As a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. As part of its ongoing review, the Company is not aware of any claims that may require a material adjustment to the accounts and balances as reported as of June 30, 2022.

The following table summarizes the components of liabilities subject to compromise included on the unaudited condensed consolidated balance sheet as of June 30, 2022 (in thousands):

(in thousands)	June 30, 2022
Accounts payable	$6,794
Related party payable to Enjoy UK	5,941
Accrued expenses and other current liabilities	2,528
Contract liability(1)	13,359
Related party unsecured promissory note	10,000
Operating lease liabilities	30,226
Liabilities subject to compromise	$68,848

(1) Contract liability as of June 30, 2022 relates to customer prepayments and customer chargebacks. A contract liability is recognized when the Company receives payment in advance from a customer but the Company has not yet satisfied its performance obligation. In addition, certain of the Company’s contracts contain provisions that allow for a chargeback by the customer of the Company’s fee for selling the incremental service if the Consumer cancels such services within a specified period from the visit. Chargebacks are recognized as a reduction of revenue, in the period such visit occurs, using an estimate derived from historical information regarding Consumer cancelations of specific services as well as real-time information provided by the customer. Chargeback estimates have historically been presented as a reduction to accounts receivables, net, in the consolidated balance sheets as the contractual right of offset existed, however, the amount is presented as liability as of June 30, 2022 given there were no outstanding receivables from the customer at the end of the period.

The Company will continue to evaluate the amount and classification of our pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

As of June 30, 2022, the principal and accrued interest associated with the Bridge Loan (as further discussed in Note 10) were not classified as liabilities subject to compromise as this obligation is fully collateralized.

Reorganization Items, net – Due to the timing of the filing of the Chapter 11 Cases on June 30, 2022, the amount of Reorganization items for the three and six months ended June 30, 2022 is immaterial and have not been presented within the financial statements and related footnote disclosures. There was no cash paid for Reorganization items for the three and six months ended June 30, 2022.

Restructuring Expenses – During the six months ended June 30, 2022, the Company incurred legal and professional fees and executed a reduction in workforce in the United States, U.K. and Canada as part of its restructuring efforts. The reductions in workforce were considered terminations without cause under certain employee’s respective employment agreements, which entitled them to certain termination benefits.

For the three and six months ended June 30, 2022, the Company incurred a total of $13.0 million in costs of which $2.2 million is included within discontinued operations. The following table summarizes the Restructuring expenses:

	Continuing Operations	Discontinued Operations
Legal fees	$4,985	$—
Professional fees	2,460	—
Severance	3,397	—
Payments in lieu of notice termination benefits	—	2,153
Total restructuring expenses	$10,842	$2,153

There was no restructuring liability balance as of the beginning of period. A significant portion of legal fees and professional fees incurred during the three and six months ended June 30, 2022, was paid as of June 30, 2022. The severance remains outstanding as of June 30, 2022. The termination benefits related to payment in lieu of notice was paid on June 30, 2022.

Condensed Combined Debtor-In-Possession Financial Information – The following condensed combined financial statements include Legacy EJY, Inc., Legacy EJY Operating Corp. and Legacy EJY Subsidiary LLC, which are debtors under US Chapter 11. As of June 30, 2022, Enjoy Canada and Enjoy UK are considered non-Debtor entities.

The financial information for the debtor entities is presented below in an unaudited condensed combined balance sheet as of June 30, 2022:

CONDENSED COMBINED DEBTORS BALANCE SHEET

(Amounts in thousands)

(Unaudited)

Debtor Entities
June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$440
Restricted cash	2,530
Accounts receivable, net	1,153
Prepaid expenses and other current assets	7,670
Total current assets	11,793
Property and equipment, net	9,687
Operating lease right-of-use assets	27,157
Intangible assets, net	817
Other assets	4,749
Total assets	$54,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$637
Payable to Enjoy Canada	390
Accrued expenses and other current liabilities	11,371
Bridge Loan	2,500
Total current liabilities	14,898
Derivative warrant liabilities	157
Liabilities subject to compromise	68,848
Total liabilities	83,903
Total stockholders’ equity	(29,700)
Total liabilities and stockholders’ equity	$54,203

The results of operations and cash flow activities for the debtor entities while in bankruptcy during the period ended June 30, 2022 are not material to the condensed consolidated financial statements of the Company.

Impairment of Assets – In connection with the winding down of the UK and Canadian operations, the Company recognized impairment of certain assets as shown below:

	Continuing Operations	Discontinued Operations
Accounts receivable, net	$889	$224
Prepaid expenses and other current assets	101	1,102
Property and equipment, net	1,709	3,574
Operating lease right-of-use assets	4,685	6,399
Other assets	443	1,508
Total assets impaired	$7,827	$12,807

4.
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

5.
FAIR VALUE MEASUREMENTS

The following tables summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities - Public	$94	$—	$—	$94
Derivative warrants liabilities - Private	—	63	—	63
Total financial liabilities	$94	$63	$—	$157

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities - Public	$3,924	$—	$—	$3,924
Derivative warrants liabilities - Private	—	2,653	—	2,653
Total financial liabilities	$3,924	$2,653	$—	$6,577

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

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, related party liabilities, and Bridge Loan approximate their fair values due to their short maturities.

As of June 30, 2022 and December 31, 2021, the Company had no transfers in or out of Level 3 of the fair value hierarchy of its assets measured at fair value.

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

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$14,572	$13,590
Furniture and fixtures	2,218	2,006
Office equipment	790	537
Computer equipment	107	107
Vehicles	66	66
Vehicle equipment	283	283
	18,036	16,589
Less: accumulated depreciation	(6,640)	(5,322)
Less: impairment	(1,709)	—
Property and equipment, net	$9,687	$11,267

Total depreciation expense related to property and equipment, net was $0.9 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.7 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

In connection with the winding down of the Canadian and UK operations, property and equipment amounting to $1.7 million and $3.6 million related to continuing operations and discontinued operations, respectively, were fully impaired on June 30, 2022 (see Note 3 for further details). As discussed in Notes 1 and 16, Enjoy UK was deconsolidated effective June 30, 2022. The amount of property and equipment, net, as of December 31, 2021 related to Enjoy UK is disclosed in Note 16.

On August 31, 2022, substantially all of the remaining property and equipment in the United States were transferred to Asurion as part of the 363 Sale.

7.
INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Domain Name	$1,500	$1,500
Less: accumulated amortization	(683)	(633)
Intangible assets, net	$817	$867

Total amortization expense was $25 thousand for the three months ended June 30, 2022 and 2021, respectively, and $50 thousand each for the six months ended June 30, 2022 and 2021, respectively.

On August 31, 2022, the intangible assets were transferred to Asurion as part of the 363 Sale.

8.
LEASES

The Company leases real estate, vehicle fleet and some equipment in the U.S. and internationally. The Company's real estate leases, which are responsible for the majority of the Company's aggregate ROU asset and liability balances, include leases for office space and other facilities. As of June 30, 2022, the Company's real estate and non-real estate leases have remaining lease terms ranging from 12 months to 6 years. Some of these leases contain options that allow the Company to extend or terminate the lease agreement. All of the Company's leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of total lease expense related to operating leases are as follows (in thousands):

	For the Three Months Ended June 30, 2022	For The Six Months Ended June 30, 2022
Operating lease cost	$4,313	$8,540
Variable lease cost	915	1,807
Short-term lease cost	1,830	3,644
Total	7,058	13,991
Less: Discontinued operations	(1,367)	(2,723)
Continuing operations	$5,691	$11,268

Rent expense was $3.0 million and $5.6 million for the three and six months ended June 30, 2021, respectively. The Company has updated the amount of rent expense for the six months ended June 30, 2021 disclosure to include fleet vehicle lease expense that was previously inadvertently omitted.

The short-term lease cost disclosed above reasonably reflects the Company’s ongoing short-term lease commitments.

The following table provides balance sheet information related to the Company's operating leases (in thousands):

June 30, 2022
Assets
Operating lease right-of-use assets	$27,157

Liabilities
Operating lease liabilities, current	$1,255
Operating lease liabilities, non-current	3,718
Total operating lease liabilities	$4,973

Total operating lease liabilities amounting to $30.2 million as of June 30, 2022 were included as liabilities subject to compromise (see Note 3 for further details).

The following table provides supplemental cash flow information related to the Company's operating leases (in thousands):

For The Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash flow from financing activities	$—
Cash flow from operating activities	3,416
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Lease liabilities arising from obtaining new ROU assets during the period	3,730
Weighted average remaining lease term	3.18
Weighted average discount rate	3.73%

The maturities of lease liabilities as of June 30, 2022 were as follows (in thousands):

For the year	Operating leases
2022	$6,558
2023	10,356
2024	9,218
2025	7,179
2026	4,163
Thereafter	480
Total undiscounted lease payments	37,954
Less: portion representing interest	(2,755)
Net	35,199
Operating lease liability presented under liabilities subject to compromise	(30,226)
Total lease liability	4,973

Operating lease right-of-use assets amounting to $4.7 million and $6.4 million related to continuing operations and discontinued operations, respectively, were fully impaired on June 30, 2022 (see Note 3 for further details).

As part of the Chapter 11 Cases and 363 Sale, many of the Debtors’ leases have been assumed and assigned to Asurion or otherwise rejected pursuant to Section 365 of the Bankruptcy Code, which was approved by the Bankruptcy Court.

9.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued salaries and wages	$10,656	$7,342
Deferred rent	—	3,524
Accrued payables	261	4,238
Accrued tax	177	101
Accrued vacation and benefits	1,180	1,181
Accrued other	2	112
Total accrued expenses and other current liabilities	$12,276	$16,499

As discussed in Notes 1 and 16, Enjoy UK was deconsolidated effective June 30, 2022. The amount of accrued expenses and other current liabilities as of December 31, 2021 related to Enjoy UK is disclosed in Note 16.

10.
SHORT-TEM DEBT

Related Party Unsecured Promissory Note

On May 11, 2022, the Company issued a promissory note in an aggregate principal amount of $10.0 million (the “Note”) to Ron Johnson, chair of the Company’s board of directors, former Chief Executive Officer, and a beneficial owner of greater than 5% of the Company’s common stock (the “Holder”). The Note was approved by the Audit Committee of the Company’s board of directors pursuant to the Company’s Related Party Transaction Policy. The Note has a scheduled maturity date of November 11, 2022 and is repayable upon written demand of the Holder at any time on or after such date. The Note bears interest at a rate of 10% per annum, compounding quarterly and payable at maturity. The Company may prepay the Note at any time without premium or penalty. The Note contains customary representations and warranties and events of default, including certain “change of control” events involving the Company. The Note does not restrict the incurrence of future indebtedness by the Company, and shall become subordinated in right of payment and lien priority upon the request of any future senior lender.

The Note was originally secured by substantially all of the assets of the Company. In connection with the Bridge Credit Agreement on June 29, 2022 as further discussed below, the Company entered into an amended and restated promissory note with the Holder, which amended and restated the Note to, among other things, remove the collateral pledge and subordinate the note to indebtedness owing to the lender. The Holder’s security interest in the assets of the Company granted under the Note was terminated thereafter, and as a result the amount of unsecured promissory note has been included in liabilities subject to compromise as of June 30, 2022 (see Note 3 for further details).

The interest expense related to the Note for the three and six months ended June 30, 2022 was $0.1 million.

Bridge Loan

On June 29, 2022, the Debtors, as borrowers, entered into a senior secured credit, guaranty and security agreement (the “Bridge Credit Agreement”) with Asurion, as lender, pursuant to which the Debtors borrowed $2.5 million (the “Bridge Loan”) from Asurion. The Bridge Loan had a scheduled maturity date of July 8, 2022 and was due and payable in full on such date or such earlier date as provided in the Bridge Credit Agreement unless the Bridge Loan was converted to loans under the DIP Credit Agreement. The Bridge Loan bore interest at a rate of 12% per annum, compounded monthly, and such interest was to be added to the principal amount of the Bridge Loan and accrue additional interest thereafter and was payable in kind. The Company and all of its domestic subsidiaries were jointly and severally liable for the Bridge Loan, and the Bridge Loan was secured by all assets of the Company and its domestic subsidiaries. On July 1, 2022, the outstanding amount of the Bridge Loan was converted to obligations under the DIP Credit Agreement (the “Roll-Up Loans”). See discussions in Note 3.

The interest expense related to the Bridge Loan for the three and six months ended June 30, 2022 was $2.0 thousand.

11.
STOCK WARRANTS

Warrant liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Public Warrants	$94	$3,924
Private Placement Warrants	63	2,653
Total warrant liabilities	$157	$6,577

The Company recognized a $3.8 million gain for the three months ended June 30, 2022 and $6.4 million gain for the six months ended June 30, 2022 related to a change in fair value of warrant liabilities. The gain is recorded under other expense, net in the consolidated statements of operations and comprehensive loss.

Public Warrants and Private Placement Warrants— As of June 30, 2022, the Company has 9,343,750 public warrants and 6,316,667 private placement warrants outstanding.

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

12.
COMMON STOCK

As of June 30, 2022 and December 31, 2021, the Company had common stock outstanding of 121,803,181 shares and 119,624,679 shares, respectively. As of both June 30, 2022 and December 31, 2021, the Company was authorized to issue 500,000,000 shares of common stock.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. No such dividends have been declared since the Company’s inception.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2022	December 31, 2021
Exercise of Public Warrants and Private Placement Warrants	15,660,417	15,660,417
Warrants to purchase redeemable convertible and common stock preferred stock	—	115,875
Awards outstanding under the equity incentive plans	18,405,234	14,401,983
Awards available for future grant under the equity incentive plans	9,256,261	6,673,256
Awards available for future grant under the employee stock purchase plan	3,881,838	2,383,437
Total	47,203,750	39,234,968

13.
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

Under the 2014 Plan, options to purchase common stock awards were granted at no less than 100% of the fair value of the Company’s common stock on the date of the grant, as determined by the board of directors (100% of fair value for incentive stock options and 110% of fair value in certain instances). All options granted through June 30, 2022 and December 31, 2021 have been at 100% of the fair value of the Company’s common stock. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder vest in equal monthly installments over the following 36 months or the entire options vest in equal monthly installments over 48 months. Options generally vest over a four-year period and must be exercised within ten years after grant. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period or they are forfeited, although the board of directors can approve an extension of the exercise period beyond the 90 day limit. The Company has not granted any stock appreciation rights as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022, only restricted stock units have been granted under the 2021 Plan. A restricted stock unit award may be settled by cash, delivery of shares of the Company’s common stock, a combination of cash and shares as determined by the board of directors, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement or by the board of directors, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

2021 Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP will allow eligible employees to purchase shares of the Company’s common stock at a discounted price, through payroll deductions of up to IRS allowable limit per calendar year. Once an offering date to purchase shares has been established, the purchase price will be set at the lower of (i) an amount equal to 85% of the fair value of the shares of the Company’s common stock on the offering date or (ii) 85% of the fair value of the shares of the Company’s common stock on the applicable purchase date. As of June 30, 2022, the Company has not granted any purchase rights under the ESPP.

The Company recognized stock-based compensation expense on all awards in the following categories in the consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$24	$37	$69	$53
Operations and technology	1,330	263	2,649	489
General and administrative	3,675	732	6,917	1,368
Stock-based compensation expense - continuing operations	5,029	1,032	9,635	1,910
Stock-based compensation expense - discontinued operations	129	—	644	—
Total stock-based compensation expense	$5,158	$1,032	$10,279	$1,910

Stock Options

A summary of the status of the stock options as of June 30, 2022, and changes during the six months then ended is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	8,843,297	4.12	6.75	$16,632
Options granted	—
Options exercised	(137,437)	1.65
Options cancelled	(935,919)	6.64
Balance at June 30, 2022	7,769,941	3.87	6.02	$38
Options exercisable as of June 30, 2022	5,906,004	2.83
Vested and expected to vest—June 30, 2022	7,769,941	$3.87

The total intrinsic value of options exercised during the three months ended June 30, 2022 and 2021 was $0.1 million and $5.4 million, respectively, and $0.1 million and $8.3 million for the six months ended June 30, 2022 and 2021, respectively.

The Company records compensation expense on a straight-line basis over the vesting period. As of June 30, 2022 and 2021, there was approximately $8.6 million and $18.4 million, respectively, of total unrecognized stock-based compensation expense related to unvested employee options, which is expected to be recognized over a weighted-average period of 2.5, and 3.4 years, respectively.

Restricted Stock Units (RSU)

The following table summarizes information pertaining to RSUs during the six months ended June 30, 2022 (in thousands, except for weighted-average grant-date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share
Nonvested at December 31, 2021	5,184,830	$5.57
Granted	9,800,037	2.68
Vested	(1,850,234)	3.80
Cancelled/forfeited	(2,499,340)	3.47
Nonvested at June 30, 2022	10,635,293	$3.70

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

As of June 30, 2022, there was a total of $37.4 million of unrecognized stock-based compensation expense related to RSUs.

14.
INCOME TAXES

The effective tax rate from continuing operations for the three months ended June 30, 2022 and 2021 was 0.0% and 0.1%, respectively, and the six months ended June 30, 2022 and 2021 was 0.0% and 0.2%, respectively. The effective tax rate differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. The provision for the three and six months ended June 30, 2022 is comprised of income taxes in foreign jurisdictions.

The Company applies the discrete method provided in ASC 740 to calculate its interim tax provision.

15.
NET LOSS PER SHARE

The following table sets forth the computation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss from continuing operations	$(69,145)	$(47,717)	$(116,433)	$(80,986)
Net loss from discontinued operations	$(14,108)	$(8,242)	$(22,065)	$(14,439)
Denominator:
Weighted-average common shares outstanding—basic and diluted	120,719,489	22,079,802	120,260,245	21,919,563
Net loss per share continuing operations—basic and diluted	$(0.57)	$(2.16)	$(0.97)	$(3.69)
Net loss per share discontinued operations—basic and diluted	$(0.12)	$(0.37)	$(0.18)	$(0.66)

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

	Six Months Ended June 30,
	2022	2021
Conversion of redeemable convertible preferred stock	—	52,880,354
Public Warrants and Private Placement Warrants	15,660,417	—
Warrants to purchase redeemable convertible preferred stock	—	279,328
Options to purchase common stock	7,769,941	10,530,781
Restricted stock units	10,635,293	717,699
Conversion of convertible loan	—	9,848,683
Total common stock equivalents	34,065,651	74,256,846

The shares of the Company's common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.34456 established in the Merger as described in Note 4.

16.
SEGMENT INFORMATION AND DISCONTINUED OPERATIONS

Prior to the deconsolidation of Enjoy UK, the Company managed its operations through two operating and reportable segments that were based on geographic location: North America (United States and Canada operations) and Europe (United Kingdom operations by Enjoy UK). Enjoy UK was deconsolidated on June

30, 2022 due to the Company's ceding of its controlling interest as a result of Enjoy UK's insolvency filing. The deconsolidation event resulting from the disposition of controlling interest constitutes a disposal of a segment deemed to be a strategic shift having major effect on the Company’s operations and financial results, and accordingly the results of operations of Enjoy UK are presented as discontinued operations in the condensed statements of operations and comprehensive loss. Consequently, the results of North American operations are presented as continuing operations.

Entity-wide Disclosures

The Company’s revenue distribution for its North American operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	94%	87%	92%	85%
Canada	6%	13%	8%	15%
	100%	100%	100%	100%

During the three months ended June 30, 2022 and 2021, there were two and three customers, respectively, with revenues individually in excess of 10% of total consolidated net revenues, which are reported under continuing operations and discontinued operations. Net revenues for these customers were approximately $15.9 million and $3.2 million in the three months ended June 30, 2022 and approximately $14.0 million, $3.7 million, and $2.3 million in the three months ended June 30, 2021. During the three months ended June 30, 2022, one customer is reflected in the North American operations and one customer is reflected in the European operations. During three months ended June 30, 2021 two customers are reflected in the North American operations and one customer is reflected in the European operations.

During the six months ended June 30, 2022 and 2021, there were three customers with revenues individually in excess of 10% of total consolidated net revenues, which are reported under continuing operations and discontinued operations. Net revenues for these customers were approximately $31.7 million, $6.5 million, and $5.0 million in the six months ended June 30, 2022 and approximately $25.5 million, $7.5 million, and $4.8 million in the six months ended June 30, 2021. During the six months ended June 30, 2022, two customers are reflected in the North American operations and one customer is reflected in the European operations. During six months ended June 30, 2021 two customers are reflected in the North American operations and one customer is reflected in the European operations.

Income (loss) from Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	3,206	3,704	6,467	7,534
Operating expenses:
Cost of revenue	4,651	6,172	9,654	11,703
Operations and technology	4,370	4,023	8,898	7,684
General and administrative	1,163	1,727	2,819	2,703
Impairment charges	12,807	—	12,807	—
Restructuring expenses	2,153	—	2,153	—
Total operating expenses	25,144	11,922	36,331	22,090
Loss from operations	(21,938)	(8,218)	(29,864)	(14,556)
Interest expense	(14)	(13)	(28)	(25)
Gain on deconsolidation	7,853	—	7,853	—
Other income (expense), net	—	(15)	—	197
Loss before provision for income taxes	(14,099)	(8,246)	(22,039)	(14,384)
Provision/(benefit) for income taxes	9	(4)	26	55
Loss from discontinued operations	(14,108)	(8,242)	(22,065)	(14,439)

Restructuring expenses noted in the above table relate to payments in lieu of notice termination benefits.

Assets and Liabilities of Discontinued Operations as of December 31, 2021

December 31,
2021
Current assets:
Cash and cash equivalents	$991
Accounts receivable, net	2,501
Prepaid expenses and other current assets	832
Total current assets	4,324
Noncurrent assets:
Property and equipment, net	4,678
Other assets	1,703
Total noncurrent assets	6,381
Total assets	$10,705
Current liabilities:
Accounts payable	$1,039
Accrued expenses and other current liabilities	3,611
Total current liabilities	4,650
Total liabilities	4,650

17.
EMPLOYEE BENEFIT PLANS

In January 2016, the Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company has not made any matching contributions under the 401(k) Plan as of June 30, 2022 and 2021.

The Company also maintained a Group Personal Pension Plan (the “GPP Plan”) for all eligible employees in the Company’s United Kingdom offices. The GPP Plan was a defined contribution plan in which employees were eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty’s Revenue and Customs. In 2022 and 2021, the Company matched 3% of employee contributions. The Company contributed $0.1 million to the GPP Plan in the form of matching contributions in the three month periods ended June 30, 2022 and 2021, respectively, and $0.2 million each for the six months ended June 30, 2022 and 2021.

On September 22, 2022, the Bankruptcy Court entered an order authorizing the implementation of a key employee incentive program (the “KEIP”), approving the terms of the KEIP, and granting related relief. The KEIP provides cash incentive payments to the Debtors’ Chief Legal Officer and Corporate Secretary (the “KEIP Participant”). Under the KEIP, the Debtors will provide payments of (i) $250,000 upon the consummation of the 363 Sale (the “Sale KEIP Award”); (ii) $50,000 to $350,000 upon the effective date of the Debtors’ Chapter 11 plan (the “Winddown KEIP Award”), depending on the effective date of the Debtors’ Chapter 11 plan; and (iii) $250,000 if general unsecured creditors receive 100% recovery, to be paid upon final distribution to creditors or such time as the post-effective date debtors’ administrator or trustee determines is appropriate (the “Additional KEIP Award,” and together with the Sale KEIP Award and Winddown KEIP Award, the “KEIP Award”). The Winddown KEIP Award will be in the amount of $350,000 if the effective date of the Debtors’ Chapter 11 plan is prior to December 1, 2022, with a $25,000 reduction per week after such date. The KEIP Award would not be payable to the KEIP Participant, or otherwise would be subject to claw back, if the KEIP Participant does not remain employed by the Debtors until the effective date of the Debtors’ Chapter 11 plan. The KEIP Award is not in lieu of the KEIP Participant’s entitlement to contractual severance.

18.
COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit – As of June 30, 2022 and December 31, 2021, the Company had several letters of credit outstanding related to its operating leases and workers compensation totaling $2.5 million and $1.7 million, respectively. Collateral for all standby letters of credit are included in restricted cash in the consolidated balance sheet as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, security deposits to landlords totaling $2.5 million and $3.7 million, respectively, are included in other noncurrent assets in the consolidated balance sheet.

Legal Matters – The Company is party to certain claims in the normal course of business. While the results of these claims cannot be predicted with any certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the condensed consolidated financial position and results of operations. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. There were no such material matters as of June 30, 2022 and December 31, 2021.

Indemnifications – As an element of its standard commercial terms, the Company includes an indemnification clause in its agreements with business partners, investors, lenders and contractors that includes defense and indemnification of those parties against liability and damages (including legal defense costs) awarded against those parties arising from claims of infringement of U.S. patents, copyrights, and trademarks, and misappropriation of trade secrets of third parties by the Company’s services or materials. To date, the Company has not experienced any claims related to its indemnification provisions. As of June 30, 2022 and December 31, 2021, the Company has not established an indemnification loss reserve.

To the extent permitted under Delaware law, the Company has agreements whereby certain officers and directors are indemnified for certain events or occurrences while the director or officer is or was serving in such capacity. The indemnification period covers all pertinent events and so long as such officer or director may be subject to any possible claim. However, the Company maintains director and officer insurance coverage that reduces overall exposure and enables recovery of a portion of any future amounts paid. The estimated fair value of these indemnification agreements in excess of applicable insurance coverage is considered to be immaterial as of June 30, 2022 and December 31, 2021.

19.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements.

The events associated with the voluntary petitions for bankruptcy, wind down of the UK and Canadian operations, and the Debtors' Chapter 11 Cases, including the 363 Asset Sale and repayment of the DIP Credit Agreement are discussed in Notes 1 and 3.

On September 30, 2022, in connection with the wind down of the Company’s operations and the resulting reduction of the Company’s workforce, the Company terminated the employment of its Chief Executive Officer, Ron Johnson, and its Chief Administrative Officer, Jonathan Mariner. As a result of their termination, neither Mr. Johnson nor Mr. Mariner serve as an officer or manager of the Company or any subsidiary or other affiliate of the Company. However, both Mr. Johnson and Mr. Mariner continue to serve as directors on the Company’s Board of Directors.

Other than those discussed above, there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Recent Developments

Voluntary Petition and Completion of Disposition of Assets

On June 30, 2022 (the “Petition Date”), the Company and certain of its wholly owned subsidiaries, Legacy EJY Subsidiary LLC (f/k/a Enjoy Technology LLC) and Legacy EJY Operating Corp. (f/k/a Enjoy Technology Operating Corp.) (together with the Company, the “Debtors”) filed voluntary petitions (the “Filings”) under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (such court, the “Bankruptcy Court” and such cases, the “Chapter 11 Cases”).

During the Chapter 11 Cases we operate our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain relief requested by the Debtors enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the prepetition claims of certain of our vendors.

For the duration of the Chapter 11 Cases, our operations are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the amount and composition of our assets and liabilities could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and liquidity and capital resources included in this Quarterly Report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 Cases.

On July 25, 2022, the Debtors entered into an Asset Purchase Agreement (the “Purchase Agreement) with Asurion, LLC (the “Lender”) to sell substantially all of their assets pursuant to a sale conducted under Section 363 of the Bankruptcy Code. The Bankruptcy Court approved the 363 Sale on August 12, 2022 and the 363 Sale was completed on August 31, 2022. Pursuant to the Purchase Agreement, the Debtors completed the 363 Sale for approximately $110.0 million, subject to various deductions, including a $23.8 million holdback amount. In accordance with the requirement in the Purchase Agreement to discontinue the use of the Company’s prior name (and any other trade names) following the 363 Sale, the Company changed its name to Legacy EJY, Inc. on August 31, 2022.

Financing Arrangements

On June 29, 2022, the Debtors, as borrowers, entered into a senior secured credit, guaranty and security agreement (the “Bridge Credit Agreement”) with Asurion, pursuant to which the Debtors borrowed $2.5 million (the “Bridge Loan”) from the Lender. The Bridge Loan had a scheduled maturity date of July 8, 2022 and was due and payable in full on such date or such earlier date as provided in the Bridge Credit Agreement unless the Bridge Loan was converted to loans under the DIP Credit Agreement (as defined below) as further described below. The Bridge Loan bore interest at a rate of 12% per annum, compounded monthly, and such interest was to be added to the principal amount of the Bridge Loan and accrue additional interest thereafter and was payable in kind. On July 1, 2022, the outstanding amount of the Bridge Loan was converted to obligations under the DIP Credit Agreement (the “Roll-Up Loans”).

In connection with the Bridge Credit Agreement on June 29, 2022, the Company entered into an amended and restated promissory note (the “Note”) with Ron Johnson (the “Holder”), which amended and restated the secured promissory note, dated as of May 11, 2022 (the “Original Note”) for an aggregate principal amount of $10.0 million, between the Company and the Holder to, among other things, remove the collateral pledge and subordinate the note to indebtedness owing to the Lender. The Holder’s security interest in the assets of the Company granted under the Original Note was terminated thereafter. The Note was approved by the Audit Committee of the Company’s board of directors pursuant to the Company’s Related Party Transaction Policy.

On July 25, 2022, the Debtors, as borrowers, entered into a secured super-priority debtor in possession credit, guaranty and security agreement (the “DIP Credit Agreement”) with Asurion, as lender, pursuant to which the Debtors borrowed $55.0 million in multiple drawings (the “DIP Loans”) from the Lender on terms and conditions consistent with those set forth in the DIP Credit Agreement. Upon entry by the Bankruptcy Court of the interim order authorizing and approving the DIP Loans on July 1, 2022, (i) the Roll-Up Loans were converted to obligations under the DIP Credit Agreement, and (ii) the Debtors borrowed approximately $20.0 million ($22.5 million less the amount of the Roll-Up Loans) under the DIP Credit Agreement. The Debtors borrowed the remaining balance of the DIP Loans in the amount of $32.5 million on July 26, 2022, upon entry by the Bankruptcy Court of the final order authorizing and approving the DIP Credit Agreement. The proceeds of the DIP Loans were used by the Debtors (i) to fund the costs of the administration of the Chapter 11 Cases (including professional fees and expenses and the Section 363 sale processes), (ii) for working capital and other general corporate purposes, and (iii) to fund interest, fees and other payments related to the DIP Loans and DIP Credit Agreement, in each case subject to the applicable orders of the Bankruptcy Court. The DIP Loans bore interest at a rate of 12% per annum, accruing monthly, and such interest was added to the principal amount of the loan and accrued additional interest thereafter and was payable in kind. In connection with the consummation of the 363 Sale, on August 31, 2022, the obligations under the DIP Credit Agreement were repaid in full and such credit agreement was terminated.

Nasdaq Delisting

On the Petition Date, we received written notice from the staff of Nasdaq notifying us that, as a result of the Filings and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, our common stock and warrants were no longer suitable for listing on Nasdaq. Trading of our common stock and warrants were suspended at the opening of business on July 11, 2022 and a Form 25-NSE was filed with the SEC on July 19, 2022, which removed our common stock and warrants from listing on Nasdaq. Our common stock and warrants began trading on the OTC Pink Marketplace on July 11, 2022 under the symbols “ENJYQ” and “ENJWQ”, respectively.

Restructuring and Reduction in Force

In June 2022, we executed a reduction in force in the U.K. and Canada of approximately 411 and 145 employees, respectively, representing approximately 25% of our global workforce as of June 30, 2022, as part of our restructuring efforts. In connection with the reduction in force, the Company incurred approximately $2.2 million in expenses in the form of cash-based expenditures, substantially all of which was related to payment in lieu of notice termination benefits. The charges were recognized in the quarter ended June 30, 2022 and we did not modify the affected employees’ stock awards to accelerate the vesting of such awards or to otherwise modify such awards in a manner that would result in such charges.

Upon filing of bankruptcy in the U.S., the Company recognized $3.4 million as of June 30, 2022 related to employee severance. The Company executed a reduction in force in the U.S. in August and September 2022. As of October 3, 2022, only 10 employees remained to execute the process of winding down the Company.

The Company also incurred legal and professional fees totaling to $7.4 million for the three and six months ended June 30, 2022, as part of its restructuring efforts.

Deconsolidation of the Subsidiaries

On June 30, 2022, Enjoy UK filed for bankruptcy in the UK, whereby our control of this subsidiary was ceded. We will not regain control of Enjoy UK and concluded that it was appropriate to deconsolidate the UK subsidiary effective as of June 30, 2022. The deconsolidation resulted in a net pretax gain of $7.9 million, which related to the deconsolidation of liabilities of $12.4 million, offset by cash of $2.7 million and equity of $1.8 million. The net pretax gain on deconsolidation is recognized within discontinued operations.

On July 8, 2022, Enjoy Canada filed for bankruptcy in Canada, whereby our control of this subsidiary was ceded. We will not regain control of Enjoy Canada and concluded that it was appropriate to deconsolidate this subsidiary effective July 8, 2022. The estimated pretax gain on deconsolidation amounts to $5.7 million. As the deconsolidation event occurred subsequent to June 30, 2022, Enjoy Canada is still recognized within our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Prior to the deconsolidation of Enjoy UK, we managed our operations through two operating and reportable segments that were based on geographic location: North America (United States and Canada operations) and Europe (United Kingdom operations by Enjoy UK). Enjoy UK was deconsolidated on June 30, 2022 due to our ceding of our controlling interest as a result of Enjoy UK's insolvency filing. The deconsolidation event resulting from the disposition of controlling interest constitutes a disposal of a segment, accordingly the results of operations of Enjoy UK are presented as discontinued operations in our unaudited condensed statements of operations and comprehensive loss included elsewhere in this Quarterly Report. Consequently, the results of North American operations are presented as continuing operations.

Overview

As discussed under “Recent Developments” above, on June 30, 2022, the Company filed the Chapter 11 Cases and on August 31, 2022, we completed the sale of substantially all of our U.S. assets. The discussion of our business and results of operations for the three and six months ended June 30, 2022 below reflect our historical operations prior to such developments as described under “Recent Developments” above.

The Company was incorporated in the state of Delaware in May 2014, and was headquartered in Palo Alto, California as of June 30, 2022. As of June 30, 2022, the Company operated Mobile Stores providing in home delivery, set up and a full shopping experience for companies.

As of June 30, 2022, we operated in over 70 locations across the United States and Canada.

The Company started with a simple question, “What if the best of the store could come to you?” Over the last eight years we built and optimized our Mobile Store, a new channel that pairs the convenience of online shopping with the personal touch of an in-store retail experience brought together in the comfort of end customers’ (the "Consumer") homes.

Over the past twenty five years, eCommerce has disrupted the retail industry in virtually every category, shifting commerce from physical stores to the home. While eCommerce channels greatly expanded choices and increased convenience with fulfillment to customers’ doorsteps, they have not addressed the importance of an interactive shopping experience that customers desire for products, such as technology. As of June 30, 2022, the Company provided set-up and activation, and also assisted customers in purchasing hardware, accessories, and subscription services in the comfort of the home. This Mobile Store shopping experience created a unique and deep retail experience for Consumers that does not exist with traditional retail channels.

As of June 30, 2022, we maintained multi-year contractual relationships with leading telecommunications and technology companies, which are our "Business Partners" or "Customers." Our revenue stemmed from a variety of service, set-up and delivery fees that were paid to us by our Customers. During a visit from our Mobile Store, the Consumer paid for products and services directly to our Customers via secure mobile point-of-sale devices. On confirmation of the purchase, our Customers then remitted our fees directly to us.

As of June 30, 2022, the Company delivered a broad assortment of telecommunications and technology products and accessories, which are provided by our Customers. Our mobile retail sales team (“Experts”) provided set-up, activation and demonstration of the products we delivered. We assisted Consumers in evaluating and selecting a myriad of accessories, media sources, protection, broadband, and other services. We also assisted in the trade-in and upgrade of our customers’ products. We strove to deliver our customers’ products with same-day or next-day frequency, matching the speed of traditional eCommerce channels but with an experience.

Consumers initiated their purchase on our Customers’ eCommerce sites, service centers or retail locations. The Consumer selected at-home delivery and a delivery window. Consumer orders flowed seamlessly from our Customers’ eCommerce sites to the Company via deeply integrated technology platforms. This resulted in near-zero Consumer acquisition costs for the Company.

Our inventory was 100% consigned to us by our Customers and maintained in secure warehouses at our market locations. These warehouse locations also served as the base of operations for our Mobile Store fleets and as the operating center for the market in which they served. Our warehouses also provided meeting, training and support services for our Experts. Our warehouses and Mobile Store vehicle fleet were fully leased. As of June 30, 2022, we operated in over 70 locations which provide access to over 50% of the population in the markets that we served, representing over 200 million addressable consumers.

Our business was enabled by highly sophisticated, proprietary sets of technology applications, systems and data science tools. To deliver and optimize millions of retail experiences, we built our technology platform from the ground up to support customer integrations, smart logistics and a variety of solutions to empower our Experts in providing the best and most personalized experience for every Consumer.

Our Experts were central to the at-home retail experience we provided for Consumers. Our Experts were 100% employees of the Company and had the skills and training to be deeply knowledgeable about the products and services that we offered. We believe our Experts brought a world-class and deeply engaging shopping experience to Consumers.

Key Performance Metrics

We regularly reviewed several metrics related to our continuing operations, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. The reasons we believe these key performance metrics are useful to investors are provided below.

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

Adjusted EBITDA – Adjusted EBITDA is defined as net loss from continuing operations, adjusted for interest expense, provision for income taxes, depreciation and amortization, stock-based compensation, loss on convertible loans, one time transaction related costs, interest income and other expenses not considered a core part of our operations. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Refer to the “Non-GAAP Measures” section below for further discussion

The following tables present our key performance metrics for the continuing operations for the period presented (in thousands except Daily Mobile Stores amounts):

	Three Months Ended June 30,
	2022	2021
Daily Mobile Stores	592	438
Daily Revenue Per Mobile Store	$352	$431
Mobile Store Loss	$(7,489)	$(2,525)
Mobile Store Margin	(39.5)%	(14.7)%
Loss from operations	$(73,151)	$(29,096)
Adjusted EBITDA	$(42,576)	$(27,176)

	Six Months Ended June 30,
	2022	2021
Daily Mobile Stores	621	433
Daily Revenue Per Mobile Store	$351	$385
Mobile Store Loss	$(16,532)	$(5,648)
Mobile Store Margin	(41.6)%	(17.3)%
Loss from operations	$(123,023)	$(58,912)
Adjusted EBITDA	$(87,036)	$(55,330)

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

Cost of revenue

Cost of revenue primarily consists of salaries, benefits and other expenses related to the Company’s Experts, fleet vehicle costs, and other expenses directly related to the performance of each Expert field visit. These expenses have increased in proportion to the growth of our Mobile Stores.

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

Impairment charges

Impairment charges primarily consist of expenses related to the impairment of Enjoy Canada's assets.

Related party expense

Upon the deconsolidation, transactions with the UK subsidiary are no longer eliminated in consolidation and are treated as related party transactions and recognized in the condensed consolidated financial statements.

Restructuring expenses

Restructuring expenses primarily consist of expenses related to legal fees, professional fees, and severance and termination benefits associated with reduction in workforce as part of its restructuring efforts.

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

Discontinued operations

Our loss from discontinued operations represents the after tax loss of Enjoy UK where the workforce was reduced and operations were ceased. On June 30, 2022, Enjoy UK filed for insolvency in the UK.

Comparison of Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table is a reference for the discussion that follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Revenue	$18,960	$17,161	$1,799	10.5%	$39,723	$32,677	$7,046	21.6%
Operating expenses:
Cost of revenue*	26,449	19,687	6,762	34.3%	56,255	38,325	17,930	46.8%
Operations and technology*	22,555	17,499	5,056	28.9%	45,359	33,071	12,288	37.2%
General and administrative*	18,497	9,071	9,425	103.9%	36,522	20,193	16,329	80.9%
Impairment charges	7,827	—	7,827	100.0%	7,827	—	7,827	100.0%
Related party expense	5,941	—	5,941	100.0%	5,941	—	5,941	100.0%
Restructuring expenses	10,842	—	10,842	100.0%	10,842	—	10,842	100.0%
Total operating expenses	92,111	46,257	45,854	99.1%	162,746	91,589	71,157	77.7%
Loss from operations	(73,151)	(29,096)	(44,055)	151.4%	(123,023)	(58,912)	(64,111)	108.8%
Loss on convertible loans	—	(17,361)	17,361	(100.0)%	—	(19,226)	19,226	(100.0)%
Interest expense	(193)	(1,398)	1,205	(86.2)%	(217)	(2,792)	2,575	(92.2)%
Interest income	25	2	23	1150.0%	27	4	23	575.0%
Other income, net	4,173	175	3,998	2284.6%	6,796	97	6,699	6906.2%
Loss before provision for income taxes	(69,146)	(47,678)	(21,468)	45.0%	(116,417)	(80,829)	(35,588)	44.0%
Provision for income taxes	(1)	39	(40)	(102.6)%	16	157	(141)	(89.8)%
Net loss from continuing operations	(69,145)	(47,717)	(21,428)	44.9%	(116,433)	(80,986)	(35,447)	43.8%
Net loss from discontinued operations	(14,108)	(8,242)	(5,866)	71.2%	(22,065)	(14,439)	(7,626)	52.8%
Net loss	$(83,253)	$(55,959)	$(27,294)	48.8%	$(138,498)	$(95,425)	(43,073)	45.1%

* In addition to the reclassifications related to discontinued operations, to conform to current presentation, the Company reclassified certain costs within each of its operating expense line items in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021. These changes have no impact on the Company’s previously reported consolidated net loss and comprehensive loss, cash flows, or basic and diluted net loss per share amounts for the periods presented.

Revenue

Revenue for the three months ended June 30, 2022 compared to the respective prior period increased by $1.8 million, or 10.5%, primarily due to an increase in our Daily Mobile Store count of 154 stores to 592 from 438 in 2021, partially offset by a decrease in our Daily Revenue Per Mobile Store of $79 to $352 for the three months ended June 30, 2022, down from $431 for the same period in 2021. The decrease in Daily Revenue Per Mobile Store was due to fewer deliveries than anticipated following the launch of the Smart Last Mile platform.

Revenue for the six months ended June 30, 2022 compared to the respective prior period increased by $7.0 million, or 21.6%, primarily due to an increase in our Daily Mobile Store count of 188 stores to 621 from 433 in 2021, partially offset by a decrease in our Daily Revenue Per Mobile Store of $34 to $351 for the six months ended June 30, 2022, down from $385 for the same period in 2021. The decrease in Daily Revenue Per Mobile Store was due to fewer deliveries than anticipated following the launch of the Smart Last Mile platform.

Cost of revenue

Cost of revenue for the three months ended June 30, 2022 compared to the respective prior period increased $6.8 million or 34.3%, primarily due to an increase in our Daily Mobile Store count by 154 stores to 592 from 438 in

2021. During 2021 we expanded our geographic market coverage within the United States and Canada and initiated services for a new Customer in the United States. Increased Mobile Stores were supported by a higher number of Experts, resulting in higher total salary and benefit costs. A greater number of Daily Mobile Stores also increased expenses associated with vehicle leases, fuel, vehicle insurance and other direct expenses. Cost of revenue, as a percentage of revenue, for the three months ended June 30, 2022 increased to 139.5%, compared to 114.7% for the three months ended June 30, 2021.

Cost of revenue for the six months ended June 30, 2022 compared to the respective prior period increased $17.9 million or 46.8%, primarily due to an increase in our Daily Mobile Store count by 188 stores to 621 from 433 in 2021. During 2021 we expanded our geographic market coverage within the United States and Canada and initiated services for a new Customer in the United States. Increased Mobile Stores were supported by a higher number of Experts, resulting in higher total salary and benefit costs. A greater number of Daily Mobile Stores also increased expenses associated with vehicle leases, fuel, vehicle insurance and other direct expenses. Cost of revenue, as a percentage of revenue, for the six months ended June 30, 2022 increased to 141.6%, compared to 117.3% for the six months ended June 30, 2021.

Operations and technology

Operations and technology expenses for the three months ended June 30, 2022 compared to the respective prior period increased $5.1 million, or 28.9%, primarily due to investments in our warehouse network to support our market expansions and our increased Mobile Store count. The total number of our warehouses increased by 10, to 71 during the three months ended June 30, 2022, from 61 for the three months ended June 30, 2021. The increase in the number of and relocation of certain warehouses we operated during 2022 versus 2021 increased our warehouse lease expenses, salaries and benefits associated with market-level Expert supervisory, training and development activities and facility investments. Expenses associated with developing the technologies that support our Mobile Store operations also increased as we expanded functions and features that support our global operations. Operations and technology expense as a percentage of revenue for the three months ended June 30, 2022 increased to 119.0%, from 102.0% for the three months ended June 30, 2021.

Operations and technology expenses for the six months ended June 30, 2022 compared to the respective prior period increased $12.3 million, or 37.2%, primarily due to investments in our warehouse network to support our market expansions and our increased Mobile Store count. The total number of our warehouses increased by 10, to 71 during the six months ended June 30, 2022, from 61 for the six months ended June 30, 2021. The increase in the number of warehouses we operated during 2022 versus 2021 increased our warehouse lease expenses, salaries and benefits associated with market-level Expert supervisory, training and development activities and facility investments. Expenses associated with developing the technologies that support our Mobile Store operations also increased as we expanded functions and features that support our global operations. Operations and technology expense as a percentage of revenue for the six months ended June 30, 2022 increased to 114.2%, from 101.2% for the six months ended June 30, 2021.

General and administrative

General and administrative expense for the three months ended June 30, 2022 compared to the respective prior period increased $9.4 million, or 103.9%, primarily due to increases of $3.0 million in stock-based compensation expense due to increased headcount, $0.8 million of payroll and other related costs, $0.6 million in computer software related costs, $1.8 million in dues and insurance, $3.2 million for professional and legal services, each due to scaling the business and market expansion. General and administrative expense as a percentage of revenue for the three months ended June 30, 2022 compared to the respective prior period increased to 97.6% from 52.9%.

General and administrative expense for the six months ended June 30, 2022 compared to the respective prior period increased $16.3 million, or 80.9%, primarily due to increases of $5.5 million in stock-based compensation expense due to increased headcount, $1.9 million of payroll and other related costs, $1.1 million in computer software related costs, $3.0 million in dues and insurance, $4.8 million for professional and legal services, each due to scaling the business and market expansion. General and administrative expense as a percentage of revenue for the six months ended June 30, 2022 compared to the respective prior period increased to 91.9% from 61.8%.

Impairment charges

Impairment charges for the three months ended June 30, 2022 compared to the respective prior period increased to $7.8 million in 2022 from $0 primarily due to the impairment of the Enjoy Canada's assets.

Related party expense

Upon the deconsolidation, transactions with the UK subsidiary are no longer eliminated in consolidation and are treated as related party transactions. The related party payable to Enjoy UK amounting to $5.9 million is recognized under liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2022 with a corresponding related party expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022.

Restructuring expenses

Restructuring expenses consisting of legal fees, professional fees, and severance for the three months ended June 30, 2022 compared to the respective prior period increased to $10.8 million in 2022 from $0 primarily due to the filing of the Chapter 11 Cases.

Loss on convertible loans

Loss on convertible loans for the three months ended June 30, 2022 compared to the respective prior period decreased to $0 in 2022 from $17.4 million as the convertible loans we had with certain investors converted to common stock as part of the Merger.

Loss on convertible loans for the six months ended June 30, 2022 compared to the respective prior period decreased to $0 in 2022 from $19.2 million as the convertible loans we had with certain investors converted to common stock as part of the Merger.

Interest income

Interest income for the three months ended June 30, 2022 compared to the respective prior period increased $23 thousand, or 1,150.0%, primarily due to the decrease in the amount of cash held in interest bearing accounts.

Interest income for the six months ended June 30, 2022 compared to the respective prior period increased $23 thousand, or 575.0%, primarily due to the decrease in the amount of cash held in interest bearing accounts.

Interest expense

Interest expense for the three months ended June 30, 2022 compared to the respective prior period was lower by $1.2 million in 2021 due to interest related to our loan with Blue Torch Finance, LLC, which was repaid in the fourth quarter of 2021.

Interest expense for the six months ended June 30, 2022 compared to the respective prior period was lower by $2.6 million in 2021 due to interest related to our loan with Blue Torch Finance, LLC, which was repaid in the fourth quarter of 2021.

Other income, net

Other income, net for the three months ended June 30, 2022 compared to the respective prior period increased $4.0 million primarily due to the change in fair value of the stock warrants.

Other income, net for the six months ended June 30, 2022 compared to the respective prior period increased $6.7 million primarily due to the change in fair value of the stock warrants.

Provision for income taxes

The provision for income taxes for the three months ended June 30, 2022 compared to the respective prior period decreased $40 thousand. Provision for income taxes as a percentage of revenue was 0.0% for the three months ended June 30, 2022 and 0.2% for the three months ended June 30, 2021.

The provision for income taxes for the six months ended June 30, 2022 compared to the respective prior period decreased $141 thousand. Provision for income taxes as a percentage of revenue was 0% for the six months ended June 30, 2022 and 0.5% for the six months ended June 30, 2021.

Discontinued Operations

Net loss from discontinued operations was $14.1 million and $22.1 million for the three and six months ended June 30, 2022, respectively, which include impairment charges of $12.8 million and restructuring expenses of $2.2 million, net of net pretax gain on deconsolidation of $7.9 million recognized during the second quarter of 2022.

Net loss from discontinued operations was $8.2 million and $14.4 million for the three and six months ended June 30, 2021, respectively.

For more information about Enjoy UK's bankruptcy, see Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Non-GAAP Measures

In addition to net loss from continuing operations, which is a measure presented in accordance with GAAP, management believes that Adjusted EBITDA provides relevant and useful information to management and investors to assess our performance. Adjusted EBITDA is a supplemental measure of the Company’s performance that is neither required by nor presented in accordance with GAAP. This measure is limited in its usefulness and should not be considered a substitute for GAAP metrics such as loss from operations, net loss, or any other performance measures derived in accordance with GAAP and may not be comparable to similar measures used by other companies.

Adjusted EBITDA represents net loss from continuing operations adjusted for interest, taxes, depreciation and amortization, stock-based compensation expense, impairment charges, related party expense, restructuring expenses and certain expenses and income not considered a core part of our operations.

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

The reconciliations of net loss from continuing operations to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss from continuing operations	$(69,145)	$(47,717)	$(116,433)	$(80,986)
Add back:
Interest expense	193	1,398	217	2,792
Provision for income taxes	(1)	39	16	157
Depreciation and amortization	936	605	1,742	1,161
Stock-based compensation	5,029	1,032	9,635	1,910
Loss on convertible loans	—	17,361	—	19,226
Impairment charges	7,827	—	7,827	—
Related party expense	5,941	—	5,941	—
Restructuring expenses	10,842	—	10,842	—
Transaction-related costs (1)	—	283	—	511
Deduct:
Interest income	(25)	(2)	(27)	(4)
Other income, net	(4,173)	(175)	(6,796)	(97)
Adjusted EBITDA	$(42,576)	$(27,176)	$(87,036)	$(55,330)

(1)
Includes costs associated with the Merger.

Liquidity and Capital Resources

Since inception, we have incurred net losses and cash outflows from operations. The Company had cash and cash equivalents of $1.0 million and an accumulated deficit of $781.0 million as of June 30, 2022 and a net loss of $138.5 million for the six months ended June 30, 2022.

On the Petition Date, we voluntarily initiated the Chapter 11 Cases in Bankruptcy Court. During the Chapter 11 Cases we operate our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain relief enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the prepetition claims of certain of our vendors.

On June 29, 2022, the Debtors, as borrowers, entered into the Bridge Credit Agreement with Asurion, as the Lender, pursuant to which the Debtors borrowed $2.5 million from the Lender. On July 1, 2022, the outstanding amount of the Bridge Loan was converted to obligations under the DIP Credit Agreement.

On July 25, 2022, subsequent to the fiscal quarter end, the Debtors, as borrowers, entered into the DIP Credit Agreement with Asurion, as the lender, pursuant to which the Debtors borrowed an additional $52.5 million from the Lender. The proceeds of the DIP Loans were used by us (i) to fund the costs of the administration of the Chapter 11 Cases (including professional fees and expenses and the Section 363 sale processes), (ii) for working capital and other general corporate purposes, and (iii) to fund interest, fees and other payments related to the DIP Loans and DIP Credit Agreement, in each case subject to the applicable orders of the Bankruptcy Court. Pursuant to the Purchase Agreement, the Debtors completed the 363 Sale for approximately $110.0 million, subject to various deduction including a $23.8 million holdback amount. In connection with the consummation of the 363 Sale, on August 31, 2022, the obligations under the DIP Credit Agreement of $55 million outstanding were repaid in full with the proceeds of the 363 Sale and such credit agreement was terminated.

During the Chapter 11 process, we expect that proceeds from the 363 Sale, together with cash on hand, if any, will be our primary source of capital to fund our wind-down and any other capital needs. We are unable to determine at this time whether this will be adequate for us to meet our obligations as they become due. Our liquidity is dependent upon, among other things: (i) our ability to develop, confirm and consummate a Plan or other alternative liquidating transaction, and (ii) the cost, duration and outcome of the Chapter 11 Cases.

The following table presents the Company’s cash and cash equivalents, restricted cash, and accounts receivable, net, for the periods presented:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$956	$84,845
Restricted cash	2,530	1,710
Accounts receivable, net	1,153	7,476

Cash Flows

The following table presents cash provided by (used in) operating, investing, and financing activities during the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(91,688)	$(71,844)
Net cash used in investing activities	(4,377)	(1,389)
Net cash provided by financing activities	12,196	73,758
Effect of exchange rate on cash, cash equivalents and restricted cash	(191)	(320)
Net decrease in cash, cash equivalents and restricted cash	$(84,060)	$205

Operating Activities

During the six months ended June 30, 2022, operating activities from continuing operations used $79.5 million of cash, resulting from our net loss of $116.4 million, offset by net cash provided by changes in our operating assets and liabilities of $11.8 million and net non-cash charges of $25.1 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2022, consisted primarily of a $5.4 million decrease in accounts receivable, a $4.6 million increase in prepaid expenses and other current assets, a decrease in operating lease liabilities of $6.7 million, and an increase in chargeback liability of $13.4 million, .

During the six months ended June 30, 2022 operating activities from discontinued operations used $12.2 million of cash.

During the six months ended June 30, 2021, operating activities from continuing operations used $57.8 million of cash, resulting from our net loss of $81.0 million, along with net cash provided by changes in our operating assets and liabilities of $0.2 million, and net non-cash charges of $23.0 million. Net cash provided by changes in our operating assets and liabilities were insignificant individually and in the aggregate. Non-cash charges consisted primarily of $1.2 million in depreciation and amortization, $1.9 million in stock-based compensation, and $19.2 million in fair market revaluation of our convertible debt.

During the six months ended June 30, 2021 operating activities from discontinued operations used $14.1 million of cash.

Investing Activities

During the six months ended June 30, 2022, investing activities from continuing operations used $1.7 million of cash, resulting from the purchases of property and equipment. During the six months ended June 30, 2022, the deconsolidation of Enjoy UK cash and cash equivalents amounting to $2.7 million resulted to cash outflow from investing activity related to discontinued operations.

During the six months ended June 30, 2021, investing activities used $1.4 million of cash, resulting from the purchases of property and equipment which are all related to continuing operations.

Financing Activities

During the six months ended June 30, 2022, financing activities from continuing operations provided $12.2 million of cash, primarily due to tax related withholding of common stock and borrowings under the Bridge Credit Agreement and related party promissory note. There were no financing activities related to discontinued operations.

During the six months ended June 30, 2021, financing activities from continuing operations provided $73.8 million of cash, resulting primarily from proceeds from the issuance of redeemable convertible preferred stock of $15.0 million and the issuance of convertible loan of $60.2 million offset by insignificant other financing activities. There were no financing activities related to discontinued operations.

Financing Arrangements

On May 11, 2022, we issued a promissory note in an aggregate principal amount of $10.0 million (the “Original Note”) to Ron Johnson, chair of the Company’s board of directors, former Chief Executive Officer, and a beneficial owner of greater than 5% of the Company’s common stock (the “Holder”). The Original Note was approved by the Audit Committee of the Company’s board of directors pursuant to the Company’s Related Party Transaction Policy. The Original Note has a scheduled maturity date of November 11, 2022 and is be repayable upon written demand of the Holder at any time on or after such date. The Original Note bears interest at a rate of 10% per annum, compounding quarterly and payable at maturity. We may prepay the Original Note at any time without premium or penalty. The Original Note contains customary representations and warranties and events of default, including certain “change of control” events involving us. The Original Note does not restrict the incurrence of future indebtedness by us, and shall become subordinated in right of payment and lien priority upon the request of any future senior lender.

On June 29, 2022, we entered into the Bridge Credit Agreement with Asurion, pursuant to which we borrowed $2.5 million under the Bridge Loan from the Lender. The Bridge Loan had a scheduled maturity date of July 8, 2022 and was due and payable in full on such date or such earlier date as provided in the Bridge Credit Agreement unless the Bridge Loan is converted to loans under the DIP Credit Agreement. The Bridge Loan bore interest at a rate of 12% per annum, compounded monthly, and such interest was to be added to the principal amount of the Bridge Loan and accrue additional interest thereafter and was payable in kind. On July 1, 2022, the outstanding amount of the Bridge Loan was converted to obligations under the DIP Credit Agreement.

The Original Note was originally secured by substantially all of the assets of the Company. In connection with the Bridge Credit Agreement on June 29, 2022, we entered into the Note with the Holder, which amended and restated the Original Note, between us and the Holder to, among other things, remove the collateral pledge and subordinate the note to indebtedness owing to the Lender. The Holder’s security interest in our assets granted under the Original Note was terminated thereafter. The Note was approved by the Audit Committee of the Company’s board of directors pursuant to the Company’s Related Party Transaction Policy. (See Note 10, “Short-term Debt”, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the terms of the financing.)

On July 25, 2022, we entered into the DIP Credit Agreement with Asurion, as lender, pursuant to which we borrowed $55.0 million in DIP Loans from the Lender on terms and conditions consistent with those set forth in the DIP Credit Agreement. Upon entry by the Bankruptcy Court of the interim order authorizing and approving the DIP Loans on July 1, 2022, (i) the Roll-Up Loans were converted to obligations under the DIP Credit Agreement, and (ii) we borrowed approximately $20.0 million ($22.5 million less the amount of the Roll-Up Loans) under the DIP Credit Agreement. We borrowed the remaining balance of the DIP Loans in the amount of $32.5 million on July 26, 2022, upon entry by the Bankruptcy Court of the final order authorizing and approving the DIP Credit Agreement. The proceeds of the DIP Loans were used by us (i) to fund the costs of the administration of the Chapter 11 Cases (including professional fees and expenses and the Section 363 sale processes), (ii) for working capital and other general corporate purposes, and (iii) to fund interest, fees and other payments related to the DIP Loans and DIP Credit Agreement, in each case subject to the applicable orders of the Bankruptcy Court. The DIP Loans bore interest at a rate of 12% per annum, accruing monthly, and such interest was added to the principal amount of the loan and accrue additional interest thereafter and was payable in kind. In connection with the consummation of the 363 Sale, on August 31, 2022, the obligations under the DIP Credit Agreement were repaid in full and such credit agreement was terminated.

Material Cash Requirements

Our material cash requirements, include amounts due under our contractual and other obligations, including under operating leases for monthly base rent under our lease agreement for office space for our headquarters in Palo Alto, California which began in September 2019 for a term of 90 months. We had previously required cash for office space throughout the United States and Canada and we also entered into vehicle lease agreements under Fleet Lease Agreements in the United States and Canada, with each vehicle lease having a typical term of 36 months. As part of the Chapter 11 Cases and 363 Sale, many of the Debtors’ leases have been assumed and assigned to Asurion or otherwise rejected pursuant to Section 365 of the Bankruptcy Code, which was approved by the Bankruptcy Court. Please refer to Note 8, “Leases”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on these operating leases and the amounts due thereunder.

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

From time to time, the Company’s Experts sell a Consumer incremental services on behalf of the Customer during a visit. Certain of the Company’s contracts contain provisions that allow for a chargeback by the Customer of the Company’s fee for selling the incremental service, if the Consumer cancels such services within a specified period from the visit. Chargebacks are recognized as a reduction of revenue, in the period such visit occurs, using an estimate derived from historical information regarding Consumer cancelations of specific services as well as real-time information provided by the Customer. The estimation of chargebacks for each performance obligation requires us to make subjective judgments and is subject to uncertainty. As of June 30, 2022 and December 31, 2021, the Company recorded $11.8 million and $8.1 million, respectively, in chargebacks.

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

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our consolidated financial statements.

Emerging Growth Company

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as it qualifies as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

Based upon our interest rates as of June 30, 2022, and December 31, 2021, a one percent (1%) increase subject to the floor in interest rates in our variable rate indebtedness would not have a material impact on the annual interest expense for both periods.

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

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022 because of the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed, in connection with the preparation of our previously issued financial statements, material weaknesses in our internal control over financial reporting were identified and continue to exist as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are as follows:

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

The Company’s management had expended a substantial amount of effort and resources for the remediation of the previously identified material weaknesses. However, during the period ended June 30, 2022 we paused remediation efforts given the Company’s filing for bankruptcy as discussed further in Note 3, “Reorganization in bankruptcy”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We had taken the following actions towards remediation of the material weaknesses prior to pausing remediation efforts.

•
We hired personnel with appropriate level of knowledge, training, and experience in accounting and finance to improve our financial accounting and reporting departments and our internal control over financial reporting. We provided financial reporting and internal control training to enhance employees’ competence and experience required to fulfill their roles and responsibilities.
•
We initiated performing a risk assessment over our financial reporting and our internal control over financial reporting, including identification of financially relevant systems and business processes at the financial statement assertion level, and to identify controls to address the identified risks.
•
We had planned to design and implement controls over the preparation and review of journal entries and account reconciliations, including controls over the segregation of duties. We began to strengthen controls related to segregation of duties related to financial accounting and reporting systems.
•
We made progress in designing controls specifically for IT general controls including controls over the users' authorization, provisioning and monitoring of user access rights and privileges, change management processes and procedures, batch job and data backup authorization and monitoring, and program development approval and testing.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment.

We have concluded that we will not continue as a going concern. It is likely that our equity securities will be canceled and extinguished in connection with the Chapter 11 Cases, and that the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests.

Trading in our common stock and warrants during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is likely that our equity securities will be canceled or that holders of such equity will not receive any distribution with respect to, or be able to recover any portion of, their investments.

It is likely that our equity securities will be canceled, or that holders of such equity will not receive any distribution with respect to, or be able to recover any portion of, their investments. Any trading in our common stock and warrants during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock or warrants. See “–We will not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment.”

We are subject to the risks and uncertainties associated with the Chapter 11 Cases.

During the Chapter 11 Cases, we plan to wind down our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code. As a consequence of filing the Chapter 11 Cases, we will be subject to the risks and uncertainties associated with bankruptcy. These risks include, but are not limited to, the following:

•
our ability to successfully develop, prosecute, confirm and consummate a Plan with respect to the Chapter 11 Cases;
•
our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtors-in-possession;
•
the possibility that actions and decisions of our creditors and other third parties with interests in the Chapter 11 Cases may be inconsistent with our plans;

•
the high costs of bankruptcy proceedings and related fees, particularly if delays in the Chapter 11 Cases increase fees and costs;
•
our ability to motivate and retain key employees throughout the Chapter 11 Cases; and
•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to Chapter 7 cases.

Because of the risks and uncertainties associated with a voluntary filing for relief under Chapter 11 of the Bankruptcy Code and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during the Chapter 11 Cases may have on ultimate recovery for stakeholders, including creditors. As mentioned above, it is likely that holders of our equity securities will not recover any portion of their investments.

If we are not able to obtain confirmation of a Plan, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

If confirmation by the Bankruptcy Court of a Chapter 11 Plan does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests or upon the showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Our common stock and warrants have been delisted from Nasdaq and experience the risks of trading in an over-the-counter market.

On the Petition Date, we received notification from Nasdaq that our common stock and warrants are no longer suitable for listing on Nasdaq. Trading of our common stock and warrants were suspended at the opening of business on July 11, 2022 and a Form 25-NSE was filed with the SEC on July 19, 2022 to delist the common stock and warrants from Nasdaq. The delisting became effective July 29, 2022. The deregistration of the common stock and warrants under 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, after the filing date of the Form 25. Upon deregistration of our common stock and warrants under Section 12(b) of the Exchange Act, our common stock and warrants will remain registered under Section 12(g) of the Exchange Act.

As a result of the suspension and expected delisting, our common stock and warrants began trading exclusively on the OTC Pink Marketplace under the symbols “ENJYQ” and “ENJWQ”, respectively on July 11, 2022. We can provide no assurance that our common stock and warrants will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock and warrants on this market, whether the trading volume of our common stock and warrants will be sufficient to provide for an efficient trading market or whether quotes for our common stock and warrants will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock and warrants. Furthermore, because of the limited market and generally low volume of trading in our common stock and warrants, the price of our common stock and warrants could be more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Chapter 11 Cases.

We depend on a few highly skilled key employees to navigate the Chapter 11 Cases, and if we are unable to retain, manage, and appropriately compensate them, the outcome of the Chapter 11 Cases could be adversely affected.

Our ability to consummate a successful Plan is based on continued service of our senior management team and other key employees, and on our ability to continue to motivate and appropriately compensate key employees. We may not be able to retain the services of our key employees, work for us on an at-will basis, in the future. If our key employees fail to work together effectively and to execute our plans and strategies, the Chapter 11 Cases could be prolonged or adversely affected.

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect us.

As previously disclosed, in connection with the preparation of our previously issued financial statements, material weaknesses in our internal control over financial reporting were identified and continue to exist as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are as follows:

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

The Company’s management had expended a substantial amount of effort and resources for the remediation of the previously identified material weaknesses. However, during the period ended June 30, 2022 we paused remediation efforts given the Company’s filing for bankruptcy as discussed further in Note 3, “Reorganization in bankruptcy”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We had taken the following actions towards remediation of the material weaknesses prior to pausing remediation efforts.

•
We hired personnel with appropriate level of knowledge, training, and experience in accounting and finance to improve our financial accounting and reporting departments and our internal control over financial reporting. We provided financial reporting and internal control training to enhance employees’ competence and experience required to fulfill their roles and responsibilities.
•
We initiated performing a risk assessment over our financial reporting and our internal control over financial reporting, including identification of financially relevant systems and business processes at the financial statement assertion level, and to identify controls to address the identified risks.
•
We planned to design and implement controls over the preparation and review of journal entries and account reconciliations, including controls over the segregation of duties. We began to strengthen controls related to segregation of duties related to financial accounting and reporting systems.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Company.	8-K	001-39800	3.1	October 22, 2021
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	001-39800	3.1	September 1, 2022
3.2**	Amended and Restated Certificate of Incorporation of the Company.
3.3	Bylaws of the Company.	8-K	001-39800	3.2	October 22, 2021
10.1	Amended and Restated Promissory Note, dated as of June 29, 2022, by and among the Company and Ron Johnson.	8-K	001-39800	10.1	May 16, 2022
10.2	Senior Secured Credit, Guaranty and Security Agreement, dated June 29. 2022, by and between the Company, Enjoy Technology Operating Corp., Enjoy Technology LLC, the other Loan Parties party thereto, and Asurion, LLC.	8-K	001-39800	10.1	June 30, 2022
10.3	Commitment Letter, dated June 29, 2022, by and between Asurion LLC, the Company, Enjoy Technology Operating Corp. and Enjoy Technology LLC.	8-K	001-39800	10.2	June 30, 2022
10.4**	Engagement Letter, dated July 5, 2022, by and between the Company and AP Services, LLC.
10.5***	Asset Purchase Agreement by and between Asurion, LLC, the Company, Enjoy Technology Operating Corp. and Enjoy Technology LLC, dated July 25, 2022.	8-K	001-39800	10.1	July 29, 2022
10.6**	First Amendment to Asset Purchase Agreement by and between Asurion, LLC, the Company, Enjoy Technology Operating Corp. and Enjoy Technology LLC, dated August 1, 2022.
10.7	Second Amendment to Asset Purchase Agreement by and between Asurion, LLC, the Company, Enjoy Technology Operating Corp. and Enjoy Technology LLC, dated August 28, 2022.	8-K	001-39800	10.2	September 1, 2022
10.8***	Secured Super-Priority Debtor in Possession Credit, Guaranty and Security Agreement and between Asurion, LLC, the Company, Enjoy Technology Operating Corp. and Enjoy Technology LLC, dated July 25, 2022.	8-K	001-39800	10.2	July 29, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, ae amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

** Filed herein.

*** Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules (or similar attachments) have been omitted. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule (or similar attachment) upon request by the SEC. Pursuant to Item 601(a)(6) of Regulation S-K, certain personally identifiable information contained in this document, marked by brackets as [***] has been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EJY, INC.

Date: October 14, 2022	By:	/s/ Tiffany N. Meriweather
	Name:	Tiffany N. Meriweather
	Title:	Chief Legal Officer and Corporate Secretary (Principal Executive Officer)

Date: October 14, 2022	By:	/s/ Todd Zoha
	Name:	Todd Zoha
	Title	Chief Financial Officer (Principal Financial and Accounting Officer)